Form 10-Q
period 2013-04-30
Translation Group Inc.
filed 2013-07-02
CIK 1564863

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONWashington, DC20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2013

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 333-185580

Translation Group Inc.

 (Exact name of registrant as specified in its charter)

Nevada	33-1225672
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7389 (Primary Standard Industrial Classification Number) 311 S DIVISION STREET, CARSON CITY NV 89703-4202
Tel: (702) 425 3296	89703-4202
(Address of principal executive offices)	(Zip Code)

Tel: (702) 425 3296

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑    No ☐

As of July 2, 2013 the Issuer had 6,000,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Translation Group Inc, (“Translation Group”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10K for the fiscal year ended October 31, 2012, and all amendments thereto.

TRANSLATION GROUP INC.

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2013

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

ASSETS	April 30, 2013	October 31, 2012
Current Assets
Cash and cash equivalents	$ 130	$ 5,100

Fixed Assets
Software	3,000	-

Total Assets	3,130	5,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Loan from director	$ 6,770	$ 270

Total current liabilities	6,770	270

Stockholders’ Equity (Deficit):
Common stock, par value $0.001; 75,000,000 shares authorized; 5,000,000 shares issued and outstanding, respectively	5,000	5,000

Deficit accumulated during the development stage	(8,640)	(170)

Total stockholders’ equity (deficit)	(3,640)	4,830

Total liabilities and stockholders’ equity (deficit)	$ 3,130	$ 5,100

See accompanying notes to unaudited financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30, 2013	Six Months Ended April 30, 2013	For the Period from August 28, 2012 (Inception) to April 30, 2013

Services Rendered	$-	$ 1,000	$ 1,000
OPERATING EXPENSES
General and administrative	$3,027	$ 9,470	$ 9,640

TOTAL OPERATING EXPENSES	3,027	9,470	9,640

LOSS FROM OPERATIONS	(3,027)	(8,470)	(9,640)

NET LOSS	$(3,027)	$ (8,470)	$ (8,640)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30, 2013	For the Period from August 28, 2012 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,470)	$ (8,640)
NET CASH USED IN OPERATING ACTIVITIES	(8,470)	(8,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(3,000)	(3,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,000)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000
Loan from director	6,500	6,770
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,500	11,770

Net increase (decrease) in cash and cash equivalents	(4,970)	130
Cash, beginning of period	5,100	-
Cash, end of period	$ 130	$ 130

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to unaudited financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

APRIL 30, 2013

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Translation Group Inc. (“the Company”) was incorporated under the laws of the State of Nevada on August 28, 2012.   Translation Group Inc. is an online job marketplace that connects people or companies in need of professional translation with professional translators around the world. Anyone who is looking for help with translation can post their work and allow professional translators to submit bids for the completion of the work. Providers of translation will benefit on placing their work on our marketplace by saving money without the need to place job ads or provide workspace. The Company’s headquarters are located in the United Kingdom.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.    The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

REVENUE RECOGNITION -The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The Company derives revenue from online translation services. This generally occurs upon customer is paying for our services.

NOTE 4 – COMMON STOCK

On October 30, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

The Company had 5,000,000 shares of common stock issued and outstanding as of April 30, 2013.

NOTE 5 – RELATED PARTY TRANSACTION

The company owes its CEO, Kamilya Kucherova, a total of $6,770 as of April 30, 2013, in the form of an unsecured loan.  The note is due on demand and is non-interest bearing.

NOTE 6 - SUBSEQUENT EVENTS

Translation Group Inc. has evaluated subsequent events for the period April 30, 2013 through the date the financial statements were issued, and concluded, aside from the foregoing, there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

During the period from May 1, 2013 through May 30, 2013, the company issued 1,000,000 common shares at 0.01 in consideration of $10,000.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

DESCRIPTION OF BUSINESS

General

We were incorporated in the state of Nevada on August 28, 2012. Translation Group Inc. is an online job marketplace that connects people or companies in need of professional translation with translators around the world. Customers can post their work need to be translated at our web site and allow professional translators to submit bids for the completion of the work. Customers will benefit from placing their work on our marketplace by having their documents translated at cost-efficient price. Translators will benefit by constant source of part-time to full-time work opportunities, eliminating expense and time of advertising.   Our US mailing address  is located at 311 S Division street, Carson City NV 89703. Our phone number is (702) 425 3296. We are a development stage company and have earned $1,000 of revenue.  It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

Our services

We are going to be an internet based translation site. We will charge translators a commission percentage fee from the translations work sold through our website. We plan to conduct our operations and market our services primary to North American and European markets.

Website

Our website will display information about us, our service, our terms and other information. Web site features: multiple locations, multiple merchants, multiple categories, subscriber list segmentation, daily emails, simplicity of user interface to save customer time, quick and effective customer support.

DETAILS OF WEB SITE:

OUR CUSTOMER STEP BY STEP INSTRUSTION:

1) Easy sign up for account

2) Submitting translation jobs is free. Set original language and language to be translated to. Click on the Upload Files button to open the browse window and select files for uploading. Upload files which need to be translated.

Also user will select optional features:

•

Name of the work and area of translations (Technical, Writing etc.)

•

Requirements for translator’s skills that relate to the work

•

Detail of the work.

•

Set up budget of the work

•

Dead line

•

Accept User Agreement and post the work.

3) Translators around the world will begin to bid on the translation job. Compare and select bids based on price and rating. Each translator has their own profile that shows how past users have rated their work.

4) Pay to Translation Group Inc.

5) Receive completed job.

6) Approve completed job.

7) Translation Group Inc. will release payment to the translator.

Our Translator or Translation Company Sing Up Instruction:

1. Complete our short registration form. Create a unique username, provide a valid email address and confirm reading our Terms and Conditions. No personal information is requested.

2. Create profile with information about company and/or business to provide overview of the translator. No personal or contact information is shared.

To provide good quality translation service we will require each translator to meet the following requirements:

1.

Must have over 7 years experience as a professional translator.

2.

Must be an accredited member of a recognized translation association.

3.

Must be a native speaker of the destination language into which they are translating.

4.

Must have industry experience in the field of the translation.

5.

Must have 2 work references from previous translation clients or companies.

Marketing and Advertising Our Services

We intend to rely on our sole officer and director, Kamilya Kucherova to market and advertise our services and products. Our goal is to create a customer base. We will try to recruit customers via email marketing, with social media, and other marketing. In order to motivate people to subscribe for Daily Deal we will create special subscription campaigns including these elements:

•

use business profiles on social media to promote subscriptions;

•

offer credits for signing up and inviting friends.

Our website will allow the Customers to refer translators (“Translations Referral”).  The translators will be referred through e-mail, Facebook and Twitter.  User will get Referral Bonus for successful referrals redeemable in their next purchase on company website.

Ms.Kucherova, our sole director has prior experience in marketing and advertising service. She has no experience in online services.

Multilingual Website

Having multilingual website will bring following advantage:

1) Multilingual web sites allow to enter new markets. Local language search engines will index site and give new links from within this market area. In most non-English speaking countries, regional search engines in their native language play much greater role than English-speaking Google, Yahoo and MSN. Hence, local languages  gain better positions, more new visitors to website (i.e. more potential customers) and more sales.

2) Company Image. Multilingual sites create an image of a serious and respectable international business, and will win over visitors from companies who have not made this effort.

3) Customer-centric approach. It allows your visitors to surf quickly and efficiently in their own language. This gives your company and products an advantage over your less prepared competitors.

Also our president Mrs.Kucherova will attend  trade fairs, workshops and networking forums that focus on your target market. She will carry marketing materials such as business cards, flyers and brochures to hand to potential clients.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended April 30, 2013.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for three and six months ended April 30, 2013.

Revenue

During the six months ended April 30, 2013, the Company has generated $1,000 in revenue.

Expenses

During the three month period ended April 30, 2013, the Company reported a total operating expense of $3,027 and $9,470 during the six months period ended April 30, 2012.

Net loss

The Company had a net loss of $3,027 for the three months ended April 30, 2013, and a net loss of $8,470, for the six months ended April 30, 2012.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that the Company may not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations beyond the next twelve months, management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.

The primary source for capital for the Company is the equity markets. Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in the Company through private placement offerings of common shares or units consisting of common shares and warrants. The terms and pricing of any such financing would be determined in the context of the markets. The Company has not entered into an agency agreement or arrangement with any financial institution to raise capital at this time.

Should the Company not be successful at raising capital through the issuance of capital stock, the Company may consider raising capital by the issuance of debt. However, unless the appropriate features, such as convertible options, are attached to the debt instruments, this form of financing is less desirable until such time as the Company may be in a position to reasonably foresee the generation of cash flow to service and repay debt. The Company does not currently have plans to issue debt.

Current Assets and Total Assets

As of April 30, 2013, the unaudited balance sheet reflects that the Company had: i) total current assets of $130, as compared to total current assets of $5,100 at October 31, 2012, a decrease of $4,970.  The decrease in current assets was primarily due to cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of April 30, 2013, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $6,770, compared to total current liabilities and total liabilities of $270 at October 31, 2012, an increase of $6,500. The increase in liabilities was due to: an increase in director loan payable, which was used to pay for ongoing operational invoices.

Cash Flow

During the six months ended April 30, 2013 cash was primarily used to fund operations. The Company reported a net decrease in cash during the six months ended April 30, 2013 See below for additional discussion and analysis of cash flow.

For the six months ended April 30,
2013

Net cash used in operating activities	$ (8,470)
Net cash used in investing activities	(3,000)
Net cash provided by financing activities	6,500

Net Change in Cash	$ 4,970

During the six months ended April 30, 2013, net cash used in operating activities was $8,470.

Going Concern

These interim unaudited financial statements filing have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES        ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of April 30, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of April 30, 2013:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of April 30, 2013 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2012 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2) Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3) We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

4) We did not maintain adequate segregation of duties within certain areas impacting our financial reporting. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses. We are taking steps to implement additional review and approval procedures applicable to our financial reporting process, and are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of April 30, 2013. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have not had any changes or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

OTHER INFORMATION.

None.

ITEM 5.

EXHIBITS.

(a) Exhibits.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Kamilya Kucherova

Kamilya Kucherova, Principal Executive Officer, Controller, Principal Financial Officer, Director

7