Form 10-Q
period 2013-07-31
Translation Group Inc.
filed 2013-09-10
CIK 1564863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

 Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

As of September 10, 2013 the Issuer had 6,240,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Translation Group Inc, (“Translation Group”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form S-1 for the fiscal year ended October 31, 2012, and all amendments thereto.

TRANSLATION GROUP INC.

(A Development Stage Company)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED JULY 31, 2013

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

ASSETS	July 31, 2013	October 31, 2012
Current Assets
Cash and cash equivalents	$ 14,520	$ 5,100
Subscriptions receivable	4,800	-
Total current assets	19,320	5,100

Total Assets	$ 19,320	$ 5,100
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Loan from director	$ 6,770	$ 270
Accrued Expenses	1,500	-

Total current liabilities	8,270	270

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized; 6,240,000 and 5,000,000 shares issued and outstanding at July 31, 2013 and October 31, 2012 respectively	6,240	5,000
Additional Paid-in Capital	23,560	-

Deficit accumulated during the development stage	(18,750)	(170)

Total stockholders’ equity	11,050	4,830

Total liabilities and stockholders’ equity	$ 19,320	$ 5,100

See accompanying notes to unaudited financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended July 31, 2013	Nine Months Ended July 31, 2013	For the Period from August 28, 2012 (Inception) to July 31, 2013

Services Rendered	$-	$ 1,000	$ 1,000
OPERATING EXPENSES
General and administrative	10,110	19,580	19,750

TOTAL OPERATING EXPENSES	10,110	19,580	19,750

LOSS FROM OPERATIONS	(10,110)	(18,580)	(18,750)

NET LOSS	$(10,110)	$ (18,580)	$ (18,750)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$ (0.00)	n/a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	5,852,418	5,284,139	n/a

See accompanying notes to unaudited financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31, 2013	For the Period from August 28, 2012 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,580)	$ (18,750)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in operating assets and liabilities:
Accrued expenses	1,500	1,500
NET CASH USED IN OPERATING ACTIVITIES	(17,080)	(17,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,000	25,000
Loan from director	6,500	6,770
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,500	31,770

Net increase (decrease) in cash and cash equivalents	9,420	14,520
Cash, beginning of period	5,100	-
Cash, end of period	$ 14,520	$ 14,520

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	-	-
Non-cash financing activities:
Subscriptions receivable	$ 4,800	$ 4,800

See accompanying notes to unaudited financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

JULY 31, 2013

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The Company derives revenue from online translation services. This generally occurs upon customer is paying for our services.

NOTE 4 – COMMON STOCK

On October 30, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

During the period July 31, 2013, the Company issued 1,000,000 shares of common stock for cash proceeds of $20,000 at $0.02 per share. In addition, the Company sold 240,000 shares of common stock at $0.02 per share; however, $4,800 was received subsequent to July 31, 2013 and is disclosed on the balance sheet as a subscription receivable as of July 31, 2013.

The Company had 6,240,000 shares of common stock issued and outstanding as of July 31, 2013.

NOTE 5 – RELATED PARTY TRANSACTION

The company owes its CEO, Kamilya Kucherova, a total of $6,770 as of July 31, 2013, in the form of an unsecured loan.  The note is due on demand and is non-interest bearing.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

OUR CUSTOMER INSTRUSTIONS:

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

To provide good quality translation service we will require each translator to meet the following requirements:

Must have over 7 years experience as a professional translator.

Must be an accredited member of a recognized translation association.

Must be a native speaker of the destination language into which they are translating.

Must have industry experience in the field of the translation.

Must have 2 work references from previous translation clients or companies.

Marketing and Advertising Our Services

We intend to rely on our sole officer and director, Kamilya Kucherova to market and advertise our services and products. Our goal is to create a customer base. We will try to recruit customers via email marketing, with social media, and other marketing. In order to motivate people to subscribe for Daily Deal we will create special subscription campaigns including these elements:

-  use business profiles on social media to promote subscriptions;

-  offer credits for signing up and inviting friends.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended July 31, 2013.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for three and nine months ended July 31, 2013.

Revenue

During the nine months ended July 31, 2013, the Company has generated $1,000 in revenue.

Expenses

During the three month period ended July 31, 2013, the Company reported a total operating expense of $10,110 and $19,580 during the three and nine months period ended July 31, 2013.

Net loss

The Company had a net loss of $10,110 for the three months ended July 31, 2013, and a net loss of $18,580, for the nine months ended July 31, 2013.

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

Current Assets and Total Assets

As of July 31, 2013, the unaudited balance sheet reflects that the Company had: i) total current assets of $19,320, as compared to total current assets of $5,100 at October 31, 2012, an increase of $14,220.  The increase in current assets was primarily due to selling 1,240,000 of common shares.

Total Current Liabilities and Total Liabilities

As of July 31, 2013, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $8,270, compared to total current liabilities and total liabilities of $270 at October 31, 2012, an increase of $8,000. The increase in liabilities was due to: an increase in director loan payable, which was used to pay for ongoing operational invoices and accrued expenses.

Cash Flow

During the nine months ended July 31, 2013 cash was primarily used to fund operations. The Company reported a net increase in cash during the nine months ended July 31, 2013 See below for additional discussion and analysis of cash flow.

For the nine months ended July 31,
2013

Net cash used in operating activities	$ (17,080)
Net cash used in investing activities	-
Net cash provided by financing activities	26,500

Net Change in Cash	$ 9,420

During the nine months ended July 31, 2013, net cash used in operating activities was $17,080.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES        ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of July 31, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of July 31, 2013:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of July 31, 2013 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2012 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of July 31, 2013. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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