Form 10-K
period 2013-10-31
Translation Group Inc.
filed 2014-01-23
CIK 1564863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-185580

TRANSLATION GROUP INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7389 (Primary Standard Industrial Classification Number)	33-1225672 (IRS Employer Identification Number)

       311 S DIVISION STREET, CARSON

CITY NV 89703-4202

   +1 702 425 3296

        pladeo.corp@gmail.com

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of January 22, 2014, the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 16, 2014.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of October 31, 2013, no shares of our common stock have traded.

Number of Holders

As of October 31, 2013, the 6,240,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2013 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED OCTOBER 31, 2013 COMPARED TO THE PERIOD FROM INCEPTION ON AUGUST 28, 2012 TO OCTOBER 31, 2012.

Our net loss for the fiscal year ended October 31, 2013 was $32,361 compared to a net loss of $ 170 during the fiscal year ended October 31, 2012. During fiscal year ended October 31, 2013, the Company has generated $1,000 in revenue.

During the fiscal year ended October 31, 2013, we incurred general and administrative expenses of $33,361 compared to general and administrative expenses of $170 incurred during fiscal year ended October 31, 2012.

Expenses incurred during the fiscal year ended October 31, 2013 compared to fiscal year ended October 31, 2012 increased primarily due to the increased scale and scope of business operations.

 The weighted average number of shares outstanding was 5,528,068 for the fiscal year ended October 31, 2013 compared to 5,000,000 for the period from August 28, 2012 to October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2013 AND 2012

As of October 31, 2013, our total assets were $4,039 comprised of cash of $ 4,039 and our total liabilities were $6,240 comprised of notes payable to related parties.

As of October 31, 2012, our total assets were $5,100 comprised of cash and cash equivalents of $5,100. Stockholder’s equity decreased from $4,830 as of October 31, 2012 to a deficit of $(7,531) as of October 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2013, net cash flows used in operating activities was $32,361 consisting of a net loss of $32,361. For the fiscal year ended October 31, 2012, net cash flows used in operating activities were $170. Net cash flows used in operating activities was $32,531 for the period from inception August 28, 2012 to October 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended October 31, 2013, net cash from financing activities was $31,300 consisting of $24,800 of proceeds received from issuances of common stock and $6,500 in loan from a director. For the period from inception (August 28, 2012) to October 31, 2013, net cash provided by financing activities was $36,570 consisting of $29,800 of proceeds received from issuances of common stock and $6,770 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2013 and October 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

TRANSLATION GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

 Report of Independent Registered Public Accounting Firm

11

Balance Sheets as of October 31, 2013 and October 31, 2012

12

Statements of Expenses for the Year Ended October 31, 2013

and the period from August 28, 2012 (Date of Inception) to October 31, 2012 and August 28, 2012 (Date of Inception) to October 31, 2013

13

Statement of Stockholders’ Equity for the Period from August 28, 2012

(Date of Inception) to October 31, 2013

14

Statements of Cash Flows for the Year Ended October 31, 2013

and the period from August 28, 2012 (Date of Inception) to October 31, 2012 and the period from August 28, 2012 (Date of Inception) to October 31, 2013

15

Notes to the Financial Statements

   16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Translation Group, Inc.

(A Development Stage Company)

Carson City, Nevada

We have audited the accompanying balance sheets of Translation Group, Inc.  (a development stage company) (the “Company”) as of October 31, 2013 and October 31, 2012 and the related statements of expenses, stockholders’ equity (deficit), and cash flows for the year ended October 31, 2013 and the period from August 28, 2012 (inception ) through October 31, 2012 and the  period from August 28, 2012  (inception) to October 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2013 and October 31, 2012 and the related results of its operations and its cash flows for the year ended October 31, 2013 and the period from August 28, 2012 (inception ) through October 31, 2012 and the  period from August 28, 2012  (inception) to October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

January 22, 2014

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	October 31, 2013	October 31, 2012
Current Assets
Cash and cash equivalents	$ 4,039	$ 5,100
Total current assets	4,039	5,100

Total Assets	$ 4,039	$ 5,100
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities

Loan from director	$ 6,770	$ 270

Total current liabilities	6,770	270

Stockholder’s Equity (Deficit):
Common stock, par value $0.001; 75,000,000 shares authorized; 6,240,000 and 5,000,000 shares issued and outstanding at October 31, 2013 and October 31, 2012 respectively	6,240	5,000
Additional Paid-in Capital	23,560	-

Deficit accumulated during the development stage	(32,531)	(170)

Total stockholder’s equity (deficit)	(2,731)	4,830

Total liabilities and stockholder’s equity (deficit)	$ 4,039	$ 5,100

See accompanying notes to financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF EXPENSES

	Year Ended October 31, 2013	For the Period from August 28, 2012 (Inception) to October 31, 2012	For the Period from August 28, 2012 (Inception) to October 31, 2013

Services Rendered	$1,000	$-	$ 1,000
OPERATING EXPENSES
General and administrative	33,361	170	33,531

TOTAL OPERATING EXPENSES	33,361	(170)	33,531

LOSS FROM OPERATIONS	(33,361)	(170)	(33,531)

NET LOSS	$(32,361)	$(170)	$ (32,531)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	n/a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	5,525,068	158,730	n/a

See accompanying notes to financial statements.

TRANSLATION GROUP INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 28, 2012 (INCEPTION) TO OCTOBER 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, August 28, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share, February 2012	5,000,000	5,000	-		5,000
Net loss				(170)	(170)
Balance, October 31, 2012	5,000,000	5,000	-	(170)	4,830

Shares issued for cash at $0.02 per share	1,240,000	1,240	23,560	-	24,800
Net loss	-	-	-	(32,361)	(32,361)

Balance, October 31, 2013	6,240,000	$ 6,240	$ 23,560	$ (32,531)	$ (2,731)

See accompanying notes to financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended October 31, 2013	For the Period from August 28, 2012 (Inception) to October 31, 2012	For the Period from August 28, 2012 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (32,361)	$ (170)	$ (32,531)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in operating assets and liabilities:
Accrued expenses	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(32,361)	(170)	(32,531)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	24,800	5,000	29,800
Loan from director	6,500	270	6,770
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,300	5,270	36,570

Net increase (decrease) in cash and cash equivalents	(1,061)	5,100	4,039
Cash, beginning of period	5,100	-	-
Cash, end of period	$ 4,039	$ 5,100	$ 4,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -		$ -
Income taxes paid	-		-
Non-cash financing activities:
Subscriptions receivable	$ -		$ -

See accompanying notes to financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies under ASC 915. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,039 and $5,100 of cash as of October 31, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of July 1, 2008 and had no material impact on the Company’s financial statements.

The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest and penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 and 2011 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of October 31, 2013 and 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – COMMON STOCK

On October 30, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

During the period October 31, 2013, the Company issued 1,240,000 shares of common stock to 26 individual investors for total cash proceeds of $24,800 at $0.02 per share.

The Company had 6,240,000 shares of common stock issued and outstanding as of October 31, 2013.

NOTE 5 – INCOME TAXES

As of October 31, 2013, the Company had net operating loss carry forwards of approximately $32,531 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Should a change in ownership occur net operating loss carryforward can be limited as to use in future years.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 11,000	$ 58
Less: valuation allowance	11,000	(58)
Net deferred tax asset	$ -	$ -

NOTE 6 – RELATED PARTY TRANSACTION

The company owes its CEO, Kamilya Kucherova, a total of $6,770 as of October 31, 2013, in the form of an unsecured loan.  The note is due on demand and is non-interest bearing.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of October 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at October 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Kamilya Kucherova 311 S Division St, Carson City NV 89703	35	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

From January 2009 to January 2010 Kamilia Kucherova worked as Sales Executive at Marcus Evans, London, UK. Marcus Evans is a global, multimedia corporate marketing and information company. Her responsibilities were research and cold calling to potential customers. She was responsible for sales process and for financial side of businesses cooperation including invoicing, discounts and staff commission.

From January 2010 till present Mrs. Kucherova devoted her time to researching online translation industry. She researched information in books and on the internet. During the last year Mrs.Kucherova also has attended various ecommerce classes.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Kamilya Kucherova; our president currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on August 28, 2012 until October 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Kamilya Kucherova	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of October 31, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Kamilya Kucherova 311 S Division St, Carson City NV 89703	5,000,000 shares of common stock (director)	80%

The percent of class is based on 6,240,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended October 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

The company owes its CEO, Kamilya Kucherova, a total of $6,770 as of October 31, 2013, in the form of an unsecured loan.  The note is due on demand and is non-interest bearing.

Item 14. Principal Accountant Fees and Services

During fiscal year ended October 31, 2013, we incurred approximately $6,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended July 31, 2012, October 31, 2012, January 31, 2013 and October 31, 2013.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSLATION GROUP INC.
Dated: January 22, 2014	By: /s/ Kamilya Kucherova
Kamilya Kucherova, President and Chief Executive Officer and Chief Financial Officer