Form 10-Q
period 2014-01-31
Translation Group Inc.
filed 2014-03-13
CIK 1564863

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONWashington, DC20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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

Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

  Yes ☑   No ☐

As of March 13, 2014 the Issuer had 6,240,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Translation Group Inc, (“Translation Group”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10K for the fiscal year ended October 31, 2013, and all amendments thereto.

TRANSLATION GROUP INC.

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2014

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets as of January 31, 2014 and October 31, 2013 (unaudited)	4
Statements of Expenses for the Period Three Month Ended January 31, 2014 and 2013, and from August 28, 2012 (Date of Inception) to January 31, 2014 (Unaudited)	5
Statements of Cash Flows for Periods Three Months Ended January 31, 2014 and 2013, and from August 28, 2012 (Date of Inception) to January 31, 2014 (Unaudited)	6
Notes to Unaudited Financial Statements (unaudited)	7-8

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

ASSETS	January 31, 2014	October 31, 2013
Current Assets
Cash and cash equivalents	$ 52	$ 4,039
Total current assets	52	4,039

Total Assets	$ 52	$ 4,039
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Loan from director	$ 6,770	$ 6,770

Total current liabilities	6,770	6,770

Stockholders’ Equity (Deficit):
Common stock, par value $0.001; 75,000,000 shares authorized; 6,240,000 issued and outstanding at January 31, 2014 and October 31, 2013 respectively	6,240	6,240
Additional Paid-in Capital	23,560	23,560

Deficit accumulated during the development stage	(36,518)	(32,531)

Total stockholders’ equity (deficit)	6,718	(2,731)

Total liabilities and stockholders’ equity (deficit)	$ 52	$ 4,039

See accompanying notes to unaudited financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF EXPENSES

(Unaudited)

		Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	For the Period from August 28, 2012 (Inception) to January 31, 2014

Services Rendered	$		$ 1,000	$ 1,000
OPERATING EXPENSES
General and administrative		3,987	9,443	37,518

TOTAL OPERATING EXPENSES		3,987	9,443	37,518

LOSS FROM OPERATIONS		(3,987)	(8,443)	(36,518)

NET LOSS		$(3,987)	$ (8,443)	$ (36,518)

NET LOSS PER SHARE: BASIC AND DILUTED		$(0.00)	$ (0.00)	n/a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED		6,240,000	5,000,000	n/a

See accompanying notes to unaudited financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	For the Period from August 28, 2012 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,987)	$ (8,443)	$ (36,518)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in operating assets and liabilities:
NET CASH USED IN OPERATING ACTIVITIES	(3,987)	(8,443)	(36,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	29,800
Loan from director	-	4,400	6,770
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,400	36,570

Net increase (decrease) in cash and cash equivalents	(3,987)	4,043	52
Cash, beginning of period	4,039	5,100	-
Cash, end of period	$ 52	$ 1,057	$ 52

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to unaudited financial statements.

TRANSLATION GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

JANUARY 31, 2014

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K, have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 3 – COMMON STOCK

On October 30, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

During the year October 31, 2013, the Company issued 1,240,000 shares of common stock to 26 individual investors for total cash proceeds of $24,800 at $0.02 per share.

The Company had 6,240,000 shares of common stock issued and outstanding as of January 31, 2014.

NOTE 4 – RELATED PARTY TRANSACTION

The company owes its CEO, Kamilya Kucherova, a total of $6,770 as of January 31, 2014, in the form of an unsecured loan.  The note is due on demand and is non-interest bearing.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended January 31, 2014.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for three months ended January 31, 2014 and 2013.

Revenue

During the three months ended January 31, 2014, the Company has not generated any revenue.

Expenses

During the three month period ended January 31, 2014, the Company reported a total operating expense of $3,987 and $9,443 during the three months period ended January 31, 2013.

Net loss

The Company had a net loss of $3,987 for the three months ended January 31, 2014, and a net loss of $8,443, for the three months ended January 31, 2013.

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

Current Assets and Total Assets

As of January 31, 2014, the unaudited balance sheet reflects that the Company had: i) total current assets of $52, as compared to total current assets of $4,039 at October 31, 2013, a decrease of $3,987.  The decrease in current assets was primarily due to ongoing expenses incurred by the Company.

Total Current Liabilities and Total Liabilities

As of January 31, 2014, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $6,770, compared to total current liabilities and total liabilities of $6,770 at October 31, 2013.

Cash Flow

During the three months ended January 31, 2014 cash was primarily used to fund operations. The Company reported a net decrease in cash during the three months ended January 31, 2014. See below for additional discussion and analysis of cash flow.

For the three months ended January 31,
2014

Net cash used in operating activities	$ (3,987)
Net cash used in investing activities	0
Net cash provided by financing activities	0

Net Change in Cash	$ 3,987

During the three months ended January 31, 2014, net cash used in operating activities was $3,987.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES        ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of January 31, 2014 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of January 31, 2014:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of January 31, 2014 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2014 interim or 2013 annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2) Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities. While this control deficiency did not result in any audit adjustments to our 2014 interim or 2013 annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3) We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure. While this control deficiency did not result in any audit adjustments to our 2014 interim or 2013 annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

4) We did not maintain adequate segregation of duties within certain areas impacting our financial reporting. While this control deficiency did not result in any audit adjustments to our 2014 interim or 2013 annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of January 31, 2014. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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