Form 10-Q
period 2014-04-30
OMEGA BRANDS INC.
filed 2014-06-19
CIK 1564863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-55216
OMEGA BRANDS INC.
(Exact name of registrant as specified in its charter)
Nevada				33-1225672
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
311 S. Division Street, Carson City, Nevada				89703-4202
(Address of principal executive offices)				(Zip Code)
702-425-3296
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[X]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
29,400,000 common shares issued and outstanding as of June 18, 2014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Item 4.       Controls and Procedures

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

Item 1A.    Risk Factors

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.       Defaults Upon Senior Securities

Item 4.       Mining Safety Disclosures

Item 5.       Other Information

Item 6.       Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

The accompanying unaudited interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in our company's most recent annual financial statements filed with the Securities and Exchange Commission on Form 10-K.

OMEGA BRANDS INC.
(FORMERLY KNOWN AS TRANSLATION GROUP INC.)
BALANCE SHEETS
(Unaudited)

ASSETS

	April 30, 2014	October 31, 2013

Current Assets
Cash and cash equivalents	$55	$4,039

Total current assets	55	4,039

Total Assets	$55	$4,039

LIABILITIES & STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities
Accrued expenses	$1,800	$-
Loan from director	8,770	6,770

Total current liabilities	10,570	6,770

Stockholders' Equity (Deficit):

Common stock, par value $0.001; 250,000,000 shares authorized; 62,400,000 shares issued and outstanding at April 30, 2014 and October 31, 2013 respectively	62,400	62,400
Additional Paid-in Capital	(32,600)	(32,600)

Accumulated deficit	(40,315)	(32,531)

Total stockholders' equity (deficit)	(10,515)	(2,731)

Total liabilities and stockholders' equity (deficit)	$55	$4,039

See Notes to Financial Statements

OMEGA BRANDS INC.
(FORMERLY KNOWN AS TRANSLATION GROUP INC.)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Six Months Ended April 30, 2014	Six Months Ended April 30, 2013

Services Rendered	$-	$-	$-	$1,000

OPERATING EXEPENSES
General and administrative	3,797	3,027	7,784	12,470

TOTAL OPERATING EXPENSES	3,797	3,027	7,784	12,470

LOSS FROM OPERATIONS	(3,797)	(3,027)	(7,784)	(12,470)

NET LOSS	$(3,797)	$(3,027)	$(7,784)	$(11,470)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	62,400,000	50,000,000	62,400,000	50,000,000

See Notes to Financial Statements

OMEGA BRANDS INC.
(FORMERLY KNOWN AS TRANSLATION GROUP INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30, 2014	Six Months Ended April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,784)	$(11,470)
Adjustments to reconcile net loss to net cash used in
operating activities:

Changes in operating assets and liabilities:
Increase (Decrease) in Accrued expenses	1,800	-

NET CASH USED IN OPERATING ACTIVITIES	(5,984)	(11,470)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-
Loan from director	2,000	6,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	6,500

Net increase (decrease) in cash and cash equivalents	(3,984)	(4,970)

Cash, beginning of period	4,039	5,100

Cash, end of period	$55	$130

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during year for :

Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

OMEGA BRANDS INC.

(FORMERLY KNOWN AS TRANSLATION GROUP INC.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2014

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

In the quarter ending April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

NOTE 3 – RELATED PARTY TRANSACTION

The company owes its former CEO, Kamilya Kucherova, a total of $8,770 as of April 30, 2013, in the form of an unsecured loan.  The note is due on demand and is non-interest bearing.

NOTE 4 – SUBSEQUENT EVENTS

On May 23, 2014, the Company’s board of directors and a majority of its stockholders approved a change of name of the Company from Translation Group Inc. to Omega Brands Inc., an increase of our authorized capital from 75,000,000 shares of common stock, par value $0.001 to 250,000,000 shares of common stock, par value $0.001 and a forward split of its issued and outstanding shares of common stock on a basis of 1 old share for 10 new shares. The effect of the forward split has been shown retrospectively for all references to issuances of common stock in the financial statements and these footnotes.

A Certificate of Amendment to effect the change of name and increase to authorized capital was filed with the Nevada Secretary of State and became effective on June 2, 2014.

The name change and forward split was reviewed by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 10, 2014.

The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 10, 2014 under the symbol "TNSLD".  The "D" will be placed on the Company’s ticker symbol for 20 business days at which time our symbol will change to "OMGB".  Our CUSIP number is 68206P 103.

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were available to be issued, and has determined that it does not have other any material subsequent events to disclose in these financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Omega Brands Inc., unless otherwise indicated.

General Overview

We were incorporated in the state of Nevada on August 28, 2012. Our original business plan was to create an online job marketplace that connected people or companies in need of professional translation with translators around the world. Customers could post their work need to be translated at our web site and allow professional translators to submit bids for the completion of the work. Our mailing address is located at 311 S Division Street, Carson City NV 89703. Our phone number is (702) 425 3296.

On May 23, 2014, our board of directors and a majority of our stockholders approved a change of name of our company from Translation Group Inc. to Omega Brands Inc., an increase of our authorized capital from 75,000,000 shares of common stock, par value $0.001 to 250,000,000 shares of common stock, par value $0.001 and a forward split of our issued and outstanding shares of common stock on a basis of 1 old share for 10 new shares.

A Certificate of Amendment to effect the change of name and increase to authorized capital was filed with the Nevada Secretary of State and became effective on June 2, 2014.

The name change and forward split was reviewed by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 10, 2014.

The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 10, 2014 under the symbol "TNSLD".  The "D" will be placed on our ticker symbol for 20 business days at which time our symbol will change to "OMGB".  Our CUSIP number is 68206P 103.

It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

Our Business

Our original focus was to be an Internet based translation site. We would charge translators a commission percentage fee from the translations work sold through our website. We planned to conduct our operations and market our services primary to North American and European markets.

On April 25, 2014, Kamilya Kucherova transferred 1,700,000 shares of our company registered in her name to six parties and cancelled and returned to treasury the remaining 3,300,000 balance of her shares, which resulted in a change of control of our company.

Also on April 25, 2014, Kamilya Kucherova resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company and concurrently Jim Dickson was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company. Mr. Dickson received 350,000 shares of our common stock in the share transfer from Ms. Kucherova.

On May 1, 2014, our company entered into a non-binding term sheet with Omega Infusion Brands LLC wherein our company will acquire the brand and mutually agreed upon assets of Mycell Technologies, a wholly owned subsidiary of Omega Infusion for $1.00.

Under the term sheet our company and Omega Infusion propose to:

  Enter into a separate emulsion supply and formulation agreement with Oceans Omega LLC, a wholly owned subsidiary of Mycell, under which emulsions will be sold on a tiered volume pricing basis at a base cost to our company of $45.39 per kg.;

  Mycell will receive a 15% interest in the net proceeds of a future sale, merger, consolidation or public offering of the Omega Infusion brand;

  Mycell will receive a $0.15 royalty per 12 pack from our company, and:

    will provide protection to a list of specific protected customers which list may expand from time to time (“Protected Customers”);
    Mycell may introduce to our company customers or new customers seeking omega 3 emulsion services for existing or new product lines who require a bottling and distribution arrangement. For those customers who utilize our company’s services and are a Protected Customer, Mycell will pay our company a commission of 5% - 10% of net emulsion sales based on the involvement of our company’s arrangement;
    Where a prospective customer has a pre-existing relationship with a Protected Customer and the customer uses a Protected Customer, Mycell will pay our company a fee of 3% net emulsion sales to Mycell, with some exclusions.

  At the sole discretion of our company, Mycell will receive a finder’s fee of 3% of net sales from retailers and distributors introduced by Mycell and closed by our company.

The parties to the term sheet propose to enter into a definitive agreement on or before June 30, 2014.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended April 30, 2014. Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for Three Months Ended April 30, 2014 and 2013.

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended April 30, 2014 which are included herein.

Our operating results for the three and six month periods ended April 30, 2014 and 2013 are summarized as follows:

		Three Months Ended April 30,			Six Months Ended April 30,
		2014		2013		2014	2013
Revenue	$	Nil	$	Nil	$	Nil	$1,000
Operating Expenses		$3,797		$3,027		$7,784	$12,470
Net Loss		$(3,797)		$(3,027)		$(7,784)	$(11,470)

Revenues

We have earned $1,000 in revenues to date.

Expenses

During the three month period ended April 30, 2014, our company reported total operating expenses of $3,797  for general and administrative expenses compared with $3,027 during the three months period ended April 30, 2013. During the six month period ended April 30, 2014, our company reported total operating expenses of $7,784  for general and administrative expenses compared with $12,470 during the six months period ended April 30, 2013.

Net loss

Our company had a net loss of $3,797 for the three months ended April 30, 2014 compared to a net loss of $3,027 for the three months ended April 30, 2013, and a net loss of $7,784  for the six months ended April 30, 2014 compared with a net loss of $11,470 for the six months ended April 30, 2013.

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our unaudited financial statements and the notes to those unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Anticipated Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses For the Twelve Month Period ending April 30, 2015
Management compensation	$350
Professional fees	$50
General and administrative	$100
Total	$500

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Liquidity and Capital Resources

Management currently believes that our company may not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations beyond the next twelve months, management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.

The primary source for capital for our company is the equity markets. Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in our company through private placement offerings of common shares or units consisting of common shares and warrants. The terms and pricing of any such financing would be determined in the context of the markets. Our company has not entered into an agency agreement or arrangement with any financial institution to raise capital at this time.

Should our company not be successful at raising capital through the issuance of capital stock, our company may consider raising capital by the issuance of debt. However, unless the appropriate features, such as convertible options, are attached to the debt instruments, this form of financing is less desirable until such time as our company may be in a position to reasonably foresee the generation of cash flow to service and repay debt. Our company does not currently have plans to issue debt.

Working Capital

	As of April 30, 2014	As of October 31, 2013
Current Assets	$55	$4,039
Current Liabilities	$10,570	$6,770
Working Deficit	$(10,515)	$(2,731)

Cash Flows

	Six Month Period Ended April 30, 2014	Six Month Period Ended April 30, 2013
Cash used in Operating Activities	$(5,984)	$(11,470)
Cash provided by Financing Activities	$2,000	$6,500
Net Increase (Decrease) in Cash	$(3,984)	$(4,970)

As of April 30, 2014, the unaudited balance sheet reflects that our company had total current assets of $55, as compared to total current assets of $4,039 at October 31, 2013, a decrease of $3,984. The decrease in current assets was primarily due to ongoing expenses incurred by our company.

As of April 30, 2014, the unaudited balance sheet reflects that our company had total current liabilities of $10,570, compared to total current liabilities of $6,770 at October 31, 2013.

Cash Flow

During the six months ended April 30, 2014 cash was primarily used to fund operations. Our company reported a net decrease in cash during the six months ended April 30, 2014.

Cash Used for Operating Activities

During the six months ended April 30, 2014, net cash used in operating activities was $5,984 compared with $11,470 used in operating activities during the six months ended April 30, 2013. The $5,486 increase in cash used in operating activities in the current period is due to a decrease in net loss and an increase in accrued expenses.

Cash Provided by Financing Activities

We generated cash of $2,000 from financing activities during the six month period ended April 30, 2014 compared to cash generated of $6,500 by financing activities during the six month period ended April 30, 2013. The $4,500 decrease in cash generated in the current period is due to a decrease in a loan from a director.

Going Concern

Our interim unaudited financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should our company not be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.        Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mining Safety Disclosures

Not applicable.

Item 5.           Other Information

Effective April 25, 2014, Kamilya Kucherova resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company. Ms. Kucherova's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective April 25, 2014, Jim Dickson was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.

Effective May 21, 2014, we appointed Anthony M. Everett and Mike Gibbons to our board of directors. Mr. Gibbons will also act as chairman of our company’s board of directors.

Item 6.           Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 20, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 20, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 10, 2014)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA BRANDS INC.
Date: June 19, 2014	/s/ Jim Dickson
Jim Dickson
President, Chief Executive Officer, Treasurer, Secretary
and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)