Form 10-Q
period 2014-07-31
OMEGA BRANDS INC.
filed 2014-09-09
CIK 1564863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-55216

OMEGA BRANDS INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1225672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5005 Interbay Blvd, Tampa, FL	33611
(Address of principal executive offices)	(Zip Code)

702-425-3296

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    ☐  YES    ☐  NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

29,650,000 common shares issued and outstanding as of September 2, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in our company’s most recent annual financial statements filed with the Securities and Exchange Commission on Form 10-K.

OMEGA BRANDS INC.

(FORMERLY KNOWN AS TRANSLATION GROUP INC.)

BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2014	2013
ASSETS
Current Assets

Cash and cash equivalents	$175,747	$4,039
Deposits	5,727	—

Total current assets	181,474	4,039

Fixed Assets	1,235	—

Total Assets	$182,709	$4,039

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$20,074	$—
Accounts payable- related party	28,000	—
Loan from director	—	6,770
Accrued payroll	30,978	—

Total current liabilities	79,052	6,770

Stockholders’ Equity (Deficit):

Common stock, par value $0.001; 250,000,000 shares authorized; 29,650,000 and 62,400,000 shares issued and outstanding at July 31, 2014 and October 31, 2013 respectively	29,650	62,400

Additional Paid-in Capital	200,150	(32,600)

Accumulated deficit	(126,143)	(32,531)

Total stockholders’ equity (deficit)	103,657	(2,731)

Total liabilities and stockholders’ equity (deficit)	$182,709	$4,039

See Notes to unaudited Financial Statements

OMEGA BRANDS INC.

(FORMERLY KNOWN AS TRANSLATION GROUP INC.)

STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013	Nine Months Ended July 31, 2014	Nine Months Ended July 31, 2013

REVENUES
Services Rendered	$—	$—	$—	$1,000

OPERATING EXPENSES

General and administrative	94,598	10,110	102,382	19,580

TOTAL OPERATING EXPENSES	94,598	10,110	102,382	19,580

LOSS FROM OPERATIONS	(94,598)	(10,110)	(102,382)	(18,580)
Debt forgiveness	8,770	—	8,770	—

NET LOSS	$(85,828)	$(10,110)	$(93,612)	$(18,580)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	29,427,174	58,524,180	50,683,883	52,841,390

See Notes to unaudited Financial Statements

OMEGA BRANDS INC.

(FORMERLY KNOWN AS TRANSLATION GROUP INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31, 2014	Nine Months Ended July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(93,612)	$(18,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	(8,770)	—

Changes in operating assets and liabilities:

Increase in Deposits	(5,726)	—
Increase in accounts payable	20,074	—
Increase in accounts payable- related party	28,000
Increase in Accrued expenses	30,978	1,500

NET CASH USED IN OPERATING ACTIVITIES	(29,057)	(17,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets purchased	(1,235)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,235)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	200,000	20,000
Loan from former director	2,000	6,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	202,000	26,500

Net increase (decrease) in cash and cash equivalents	171,708	9,420
Cash, beginning of period	4,039	5,100

Cash, end of period	$175,747	$14,520

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for :
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash financing activities:
Subscriptions receivable	$—	$4,800
Cancellation of 33,000,000 common shares	$33,000	$—

See Notes to unaudited Financial Statements

OMEGA BRANDS INC.

(FORMERLY KNOWN AS TRANSLATION GROUP INC.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

We were incorporated in the State of Nevada as a for-profit company on May 5, 2011 and established a then fiscal year end of October 31. We were incorporated in the state of Nevada on August 28, 2012. Our original business plan was to create an online job marketplace that connected people or companies in need of professional translation with translators around the world. Customers could post their work need to be translated at our web site and allow professional translators to submit bids for the completion of the work. Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

The Company has new ownership which has decided to produce and distribute premium, Ready-to-Drink (“RTD”) flavored beverages. Our beverages follow a proven business model: omega infused beverage for U.S. and Canadian consumption. Our goal is to develop and distribute specialty beverages across North America and selected international markets.

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

The name change and forward split has been reviewed by the Financial Industry Regulatory Authority (FINRA) and has been approved for filing with an effective date of June 10, 2014.

The name change will become effective with the Over-the-Counter Bulletin Board at the opening of trading on June 10, 2014 under the symbol under the symbol “TNSL”. Our new CUSIP number is 68206P 103.

Our principal executive office is located at 5005 Interbay Boulevard, Tampa, Florida 33611. The telephone number at our principal executive office is (813) 514-1839.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K, have been omitted.

In the quarter ended July 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it can be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTION

The company utilizes the services of two companies owned by shareholders (Momentum Sales and Progressive Inc.) and incurred $42,000 of total charges during the third quarter 2014. As of July 31, 2014, the Company owes the shareholders $28,000 for services rendered. The payable is non-interest bearing and due on demand.

On April 30, 2014, the Company borrowed $2,000 from a former majority shareholder. The loan payable was non-interest bearing and due on demand. On May 27, 2014, the former majority shareholder forgave the total loan payable of $8,770. On the date the loan was forgiven the loan was no longer considered related party under ASC 850, as such $8,770 is recorded as gain on forgiveness of debt.

NOTE 4 – STOCKHOLDERS EQUITY (DEFICIT)

On April 25, 2014, Kamilya Kucherova transferred 17,000,000 shares of our company registered in her name to six parties and cancelled and returned to treasury the remaining 33,000,000 balance of her shares, which resulted in a change of control of our company. Also on April 25, 2014, Kamilya Kucherova resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company and concurrently Jim Dickson was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company.

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

On July 21, 2014, the Company completed a private placement whereby the Company sold, 250,000 shares at $0.80 per share and received proceeds of $200,000.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “US$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Omega Brands Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada as a for-profit company on May 5, 2011 and established a then fiscal year end of October 31. We were incorporated in the state of Nevada on August 28, 2012. Our original business plan was to create an online job marketplace that connected people or companies in need of professional translation with translators around the world. Customers could post their work need to be translated at our web site and allow professional translators to submit bids for the completion of the work. Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

Our Company has new ownership which has decided to produce and distribute premium, Ready-to-Drink (“RTD”) flavored beverages. Our beverages follow a proven business model: omega infused beverage for U.S. and Canadian consumption. Our goal is to develop and distribute speciality beverages across North America and selected international markets.

We received a $200,000 infusion of cash from the issuance of 250,000 shares in the third quarter 2014 to further the new business model.

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

A Certificate of Amendment to effect the change of name and increase to authorized capital was filed with the Nevada Secretary of State and became effective on June 2, 2014. The name change and forward split was reviewed by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 10, 2014. On June 30, 2014, our symbol changed to “OMGB” and our CUSIP number is 68206P 103.

Our Business

Our original focus was to be an Internet based translation site. We would charge translators a commission percentage fee from the translations work sold through our website. We planned to conduct our operations and market our services primary to North American and European markets.

On April 25, 2014, Kamilya Kucherova transferred 17,000,000 shares of our company registered in her name to six parties and cancelled and returned to treasury the remaining 33,000,000 balance of her shares, which resulted in a change of control of our company.

Also on April 25, 2014, Kamilya Kucherova resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company and concurrently Jim Dickson was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company. Mr. Dickson received 3,500,000 shares of our common stock in the share transfer from Ms. Kucherova.

On May 1, 2014, our company entered into a non-binding term sheet with Omega Infusion Brands LLC wherein our company will acquire the brand and mutually agreed upon assets of Mycell Technologies, a wholly owned subsidiary of Omega Infusion for $1.00. This agreement has not closed as of the filing date of this report.

Under the term sheet our company and Omega Infusion propose to:

1.	Enter into a separate emulsion supply and formulation agreement with Oceans Omega LLC, a wholly owned subsidiary of Mycell, under which emulsions will be sold on a tiered volume pricing basis at a market rate;

2.	Mycell will receive a 15% interest in the net proceeds of a future sale, merger, consolidation or public offering of the Omega Infusion brand;

3.	Mycell will receive a market rate royalty per 12 pack from our company, and:

•	will provide protection to a list of specific protected customers which list may expand from time to time (“Protected Customers”);

•	Mycell may introduce to our company customers or new customers seeking omega 3 emulsion services for existing or new product lines who require a bottling and distribution arrangement. For those customers who utilize our company’s services and are a Protected Customer, Mycell will pay our company a commission of 5% - 10% of net emulsion sales based on the involvement of our company’s arrangement;

•	Where a prospective customer has a pre-existing relationship with a Protected Customer and the customer uses a Protected Customer, Mycell will pay our company a fee of 3% net emulsion sales to Mycell, with some exclusions.

4.	At the sole discretion of our company, Mycell will receive a finder’s fee based as a percentage of net sales from retailers and distributors introduced by Mycell and closed by our company.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended July 31, 2014. Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for Three and Nine Months Ended July 31, 2014 and 2013.

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended July 31, 2014 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2014 and 2013 are summarized as follows:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2014		2013		2014		2013
Revenue	$	Nil	$	Nil	$	Nil	$1,000
Operating Expenses		(94,598)		(10,110)		(102,382)	(19,580)
Debt forgiveness		8,770		—		8,770	—

Net Loss		$(85,828)		$(10,110)		$(93,612)	$(18,580)

Revenues

We have not earned any income for the nine month period ended July 31, 2014, but did earn $1,000 during the nine month period ended July 31, 2013.

Expenses

During the three month period ended July 31, 2014, our company reported total operating expenses of $94,598 for general and administrative expenses compared with $10,110 during the three month period ended July 31, 2013. During nine month period ended July 31, 2014, our company reported total operating expenses of $102,382 for general and administrative expenses compared with $19,580 during the nine month period ended July 31, 2013.

Debt Forgiveness

During the three month period ended July 31, 2014, the former majority shareholder forgave the total loan payable of $8,770. On the date the loan was forgiven the loan was no longer considered related party under ASC 850, as such $8,770 is recorded as gain on forgiveness of debt.

Net loss

Our company had a net loss of $85,828 for the three month period ended July 31, 2014 compared to a net loss of $10,110 for the three month period ended July 31, 2013, and a net loss of $93,612 for nine month period ended July 31, 2014 compared with a net loss of $18,580 for the nine month period ended July 31, 2013.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses For the Twelve Month Period ending July 31, 2015
Management compensation	$669,000
Professional fees	156,000
General and administrative	321,000

Total	$1,146,000

We intend to meet our cash requirements for the next 12 months through a combination of equity financing by way of private placements. We currently do not have any arrangements in place to complete any additional private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

Working Capital

	As of July 31, 2014	As of October 31, 2013
Current Assets	$181,474	$4,039
Current Liabilities	79,052	6,770

Working Capital (Deficit)	102,422	(2,731)

Cash Flows

	Nine Month Period Ended July 31, 2014	Nine Month Period Ended July 31, 2013
Net Cash used in Operating Activities	$(29,057)	$(17,080)
Net Cash used in Investing Activities	(1,235)	—
Net Cash provided by Financing Activities	202,000	26,500

Net Increase (Decrease) in Cash	171,708	9,420

As of July 31, 2014, the unaudited balance sheet reflects that our company had total current assets of $181,474, as compared to total current assets of $4,039 at October 31, 2013, an increase of $177,435. The increase in current assets was primarily due to the issuance of stock for $200,000 by our company.

As of July 31, 2014, the unaudited balance sheet reflects that our company had total current liabilities of $79,052, compared to total current liabilities of $6,770 at October 31, 2013. This increase reflects $42,144 of accrued expenses and accounts payable for May 2014 and June 2014 for services incurred by shareholders in which payment has been deferred until October 15, 2014.

Cash Flow

During the nine month period ended July 31, 2014, cash was primarily used to fund operations. Our company reported a net increase in cash during fiscal year 2014.

Cash Used for Operating Activities

During the nine month period ended July 31, 2014, net cash used in operating activities was $29,057 compared with $17,080 used in operating activities during the nine month period ended July 31, 2013. The $11,977 increase in cash used in operating activities in the current period is due to an increase in net loss and an increase in accrued expenses and accounts payables.

Cash Used for Investing Activities

During the nine month period ended July 31, 2014, net cash used in investing activities was $1,235 compared with $nil used in nine month period ended July 31, 2013. The $1,235 increase in cash used in investing activities in the third quarter 2014 is due to the purchase of IT equipment.

Cash Provided by Financing Activities

We generated cash of $202,000 from financing activities during the nine month period ended July 31, 2014 compared to cash generated of $26,500 by financing activities during the nine month period ended July 31, 2013. The $175,500 increase in cash generated in the current period is due to the issuance of stock.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

We issued 250,000 shares of unregistered shares for $200,000 on July 21, 2014. We issued the securities to one non U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mining Safety Disclosures

Not applicable.

Item 5.	Other Information

Effective June 20, 2014, Jim Dickson resigned as chief financial officer, treasurer and secretary of our company. Mr. Dickson’s resignation was not the result of any disagreement with our company regarding its operations, policies, practices or otherwise. Mr. Dickson remains as our company’s president, chief executive officer and director.

Effective June 1, 2014, we agreed to provide compensation in the amount of $120,000 per year to Mr. Dickson in his capacity as chief executive officer, with performance evaluations for salary reviews to be conducted on an annual basis.

Effective June 20, 2014, Richard D. Russell was appointed as chief financial officer, treasurer and secretary of our company.

Effective June 15, 2014, we agreed to provide compensation in the amount of $57,000 per year to Mr. Russell in his capacity as chief financial officer, such compensation to be adjusted upwards for the amount of time spent by Mr. Russell on our company’s business.

Both Mr. Dickson and Mr. Russell are eligible to participate in our company’s annual bonus plan equal to an amount of 100% (bonus target level) of their respective base salaries based upon the achievement of specified goals plus additional bonus upon completion of capital infusions. The bonus year is from January to December and any payments made Messrs. Dickson and Russell will be pro-rated based on their effective hire dates. Currently the maximum payout under the bonus plan is potentially four times the bonus target for achievements of performance goals in excess of the target goals for each of Messrs. Dickson and Russell. Such performance goals shall be established annually. Our company’s bonus plan is entirely discretionary and we reserve the right to terminate or amend any bonus scheme.

Each of Messrs. Dickson and Russell will be eligible for our company’s benefit program which may include health, disability and life insurance benefits.

Messrs. Dickson and Russell shall be entitled to participate in the long-term incentive (LTIP) plans and programs as made available from time to time to employees of a similar level within the organization.

Item 6.	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 20, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 20, 2012)

3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 10, 2014)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA BRANDS INC.

Date:	September 9, 2014	/s/ Jim Dickson
Jim Dickson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 9, 2014	/s/ Richard D. Russell
Richard D. Russell
Chief Financial Officer, Treasurer, Secretary
(Principal Financial Officer and Principal Accounting Officer)