Form 10-K
period 2014-10-31
OMEGA BRANDS INC.
filed 2015-01-29
CIK 1564863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                    ] to [                    ]

Commission file number 000-55216

OMEGA BRANDS INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1225672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 Interbay Blvd, Tampa, FL	33611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 813-514-1839

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2014 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

29,650,000 common shares as of January 28, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Our financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) in U.S. dollars. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K are in U.S. dollars and U.S. GAAP.

Any reference to 2014 and 2013 corresponds to our fiscal years ended October 31, 2014 and October 31, 2013, respectively.

Forward-looking statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The forward-looking statements are not guarantees of future performance or events and, by their nature, are based on certain estimates and assumptions regarding interest and foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective income tax rates, which are subject to inherent risks and uncertainties. Material factors or assumptions that were applied in drawing a conclusion or making an estimate set out in forward-looking statements may include, but are not limited to, assumptions regarding management’s current plans and estimates, our ability to remain a low cost supplier, and effective management of commodity costs. Although we believe the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions could prove to be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one or any combination of these risks and uncertainties could also affect whether the forward-looking statements ultimately prove to be correct. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities.

We undertake no obligation to update any information contained in this Annual Report on Form 10-K or to publicly release the results of any revisions to forward-looking statements to reflect events or circumstances of which we may become aware of after the date of this Annual Report on Form 10-K. Undue reliance should not be placed on forward-looking statements.

All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Omega Brands Inc., unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

We are a producer and distributor of premium, Ready-to-Drink flavored beverages. Our goal is to develop and distribute specialty beverages across North America and selected international markets.

With have an agreement to acquire the Omega InfusionTM line of beverages, which will change the focus of our operations towards the production and distribution of omega-3 infused beverages for the U.S. and Canadian markets. As at the date of this report, the purchase and sale agreement has not closed. Closing of the transaction is not guaranteed, but is anticipated to occur at a date to be mutually determined by the parties.

Our principal executive office is located at 5005 Interbay Boulevard, Tampa, Florida 33611. The telephone number at our principal executive office is (813) 514-1839. Our CUSIP number is 68206P 103.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

Our Corporate History and Background

We were incorporated in the State of Nevada under the name Translation Group, Inc. on August 28, 2012. Our fiscal year end is October 31.

Our original business plan was to create an online job marketplace that connected companies and individuals seeking professional translation services with translators around the world. Customers could post text requiring translation on our web site and allow professional translators to submit bids for the completion of the work. On November 2, 2012, we entered into an agreement with Ak Nort Translation Agency pursuant to which we promoted and re-sold Ak Nort’s language translation services through our web site in exchange for 30% of proceeds from any sales made by us. The agreement expired on November 2, 2013.

On October 30, 2012, we issued 5,000,000 shares of our common stock for cash proceeds of $5,000 at $0.001 per share. During the quarter ended October 31, 2013, we issued 1,240,000 shares of common stock to 26 individual investors for total cash proceeds of $24,800 at $0.02 per share.

We were unable to raise sufficient capital to finance the continued development of our original business and, consequently, our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

Effective April 25, 2014, our principal shareholder Kamilya Kucherova, transferred 17,000,000 shares of our company registered in her name to six parties and cancelled and returned to treasury the remaining 33,000,000 balance of her shares, which resulted in a change of control of our company.

Also on April 25, 2014, Ms. Kucherova, who had been our sole officer and director since our inception on August 28, 2012, resigned as our president, chief executive officer, chief financial officer, treasurer, secretary and director. Ms. Kucherova’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Effective April 25, 2014, Jim Dickson was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of the Company. Mr. Dickson received 3,500,000 shares of our common stock in the April 24, 2014 share transfer from Ms. Kucherova.

Under the guidance of Mr. Dickson we sought to enter the ready-to-drink flavored beverage industry and on May 1, 2014, we entered into a non-binding term sheet with Omega Infusion Brands LLC pursuant to which we sought to acquire certain specified beverage assets from Mycell Technologies LLC and subsidiaries.

Effective May 21, 2014, we appointed Anthony M. Everett as a director and Mike Gibbons as a director and chairman of our board of directors.

On May 23, 2014, our board of directors and a majority of our stockholders approved a change of name of our company from Translation Group Inc. to Omega Brands Inc., an increase of our authorized capital from 75,000,000 shares of common stock, par value $0.001 to 250,000,000 shares of common stock, par value $0.001 and a forward split of our issued and outstanding shares of common stock on a basis of 1 old share for 10 new shares. The effect of the forward split has been shown retrospectively for all references to issuances of common stock in the financial statements and these footnotes. A Certificate of Amendment to effect the change of name and increase to authorized capital was filed with the Nevada Secretary of State and became effective on June 2, 2014. The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 10, 2014 under the symbol “OMGB”. Our CUSIP number became 68206P 103.

Our name change was initiated in anticipation of negotiating a definitive agreement for our acquisition of the Omega InfusionTM beverages brand. On October 8, 2014 we entered into a definitive Purchase and Sale Agreement with Mycell Technologies LLC and MCT Beverage Company LLC, described below.

On October 8, 2014, our company entered into definitive purchase and sale agreement with Mycell Technologies LLC and MCT Beverage Company LLC as vendors, pursuant to which we intend to acquire certain assets of the vendors related to the branded Omega-3 infused beverages and nutritional shots sold under the trade name Omega InfusionTM. In consideration for the assets we will pay $1.00, and 15% of net proceeds received by our company from any future disposition of the assets. As a condition to the purchase and sale agreement, we have also entered into an emulsion supply and formulation services agreement with Oceans Omega LLC, a subsidiary of Mycell Technologies, pursuant to which we may acquire Oceans’ proprietary omega-3emulsion used in the production of Omega InfusionTM beverages. The agreement with Oceans Omega creates a 20 year commitment to supply our company with omega-3 emulsion, subject to a royalty equal to $0.15 per twelve pack of Omega InfusionTM beverages sold by our company and which incorporates Oceans’ emulsion.

As at the date of this report, the purchase and sale agreement has not closed. Closing of the transaction is not guaranteed, but is anticipated to occur at a date to be mutually determined by the parties.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

We shall continue to be deemed an emerging growth company until the earliest of

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Overview of our Planned Beverage Production and Distribution Business.

We currently have no significant business operations. Provided that we successfully complete our planned acquisition pursuant to the definitive purchase and sale agreement dated October 8 2014 with Mycell Technologies LLC and MCT Beverage Company LLC) , we intend to operate as a producer and distributor of premium, ready-to-drink flavored beverages with a focus on the sale of omega-3 infused beverages for the U.S. and Canadian markets. Our goal is to develop the market for the Omega InfusionTM branded beverages in North America and selected international territories. We also wish to acquire a portfolio of branded offerings through the development or acquisition of new products. The Omega Infusion™ product line will focus specifically on omega-3s utilizing our planned supplier Ocean’s Omega unique omega-3 emulsion technology. Future plans include expanding the Omega Infusion product line by adding more nutrients and other healthful ingredients.

Our Planned Products

We have no current products. The products which we intend to acquire pursuant to our definitive purchase and sale agreement dated October 8 2014 with Mycell Technologies LLC and MCT Beverage Company LLC include Omega InfusionTM Enhanced Water and Omega InfusionTM Shots.

Omega InfusionTM Enhanced Water

Omega InfusionTM Enhanced Water is an omega-3 and vitamin enhanced flavored beverage. Currently available in four flavors (orange, fruit punch, citrus and berry), sweetened with sucralose, our enhanced water contains 0 calories. Omega InfusionTM Enhanced Water is currently sold at retail in 17 fluid ounce bottles (503ml), both individually and in 12 bottle packs. Each 8 fluid ounce serving contains approximately 80 milligrams of omega-3 fatty acids (EPA and DHA), 100% of the daily recommended intake of vitamin C (based on a 2,000 calorie per day diet), and 40% each of the daily recommended intake of vitamins B3 (Niacin), B6, B12, and B5 (Pantothenic Acid).

Omega InfusionTM Shots

Omega InfusionTM Shots .are flavored, liquid omega-3 dietary supplements. These beverages are currently available in three flavors (raspberry-lemon, peach-mango, and pink grapefruit) and are sold at retail in 2 fluid ounce (59 ml) bottles or 12 container packs. Each bottle contains 0 calories and 250 mg of omega-3 fatty acids (EPA/DHA).

Planned Production Overview and Seasonality

Subject to completion of our definitive purchase and sale agreement dated October 8 2014 with Mycell Technologies LLC and MCT Beverage Company LLC, we intend to sell and distribute omega-3 infused beverages, specifically flavored waters and shots to various retailers throughout the U.S. and Canada.

The beverage market is subject to seasonal variations in demand. Beverage sales are generally higher during the warmer months and will also be influenced by the timing of holidays and weather fluctuations. We intend to engage third parties to produce our planned products which will then be distributed to our customers by third party distributors and retailers.

The costs to produce our planned products will vary depending on the sub-contractors raw material costs. The seasonality of any future sales volume may cause our working capital needs to fluctuate throughout the year. In addition, our accounts receivable balances may decline in the fall as customers pay their higher-than-average outstanding balances from the summer deliveries.

We expect to operate at low margins and therefore relatively small changes in cost structures may materially impact our future results. For example, in 2011, carbonated soft drink (“CSD”) sales were mostly flat while a decline was seen during 2012 and 2013, and ingredient and packaging costs remained volatile.

We expect that ingredient and packaging costs will represent a significant portion of our future sub-contractors cost. These costs are subject to global and regional commodity price trends. We anticipate that our significant commodities will be polyethylene terephthalate (“PET”) resin and omega infusions. We will attempt to manage our exposure to fluctuations in ingredient and packaging costs by entering into fixed price commitments for a portion of our future ingredient and packaging requirements and implementing price increases as needed

Distribution

We anticipate that our planned products will be distributed in the U.S. and Canada through the use of a company that specializes in the distribution of products to a retailer’s distribution system or a direct store delivery distribution system to grocery stores, including convenience stores, grocery stores and other retailers.

Market

Our planned omega infusion products fall into several broad product categories including most generally, ready-to-drink beverages and nutraceuticals/functional food, and, more specifically, omega-3 enriched beverages, and for flavored and functional waters.

Market for Omega-3 enhanced beverages

The last widely available study that focused specifically on omega 3 enriched drinks was published in 2006 by the firm Zenith International Ltd., a consulting company for food and drinks based in Bath, UK. The study claimed that the omega 3 enriched beverage market generated global sales in the region of over $7 billion during 2006 with sales expected to rise approximately 6.5% in the subsequent years. The sales figure for North America were about $2.6 billion, however sampling in this area is difficult given the blurring boundaries between product types (juice, shake, dairy, milk, soy drink, probiotic, fruit drink) and the way sales are accounted for and reported by manufacturers and retailers. Nevertheless, the survey ranked North Americans’ as the world’s leading consumers of omega 3 enriched beverages on a per person basis. More recently, the Omega-3 nutraceuticals market (which includes beverages and other omega-3 enhanced foods and supplements) was estimated at $13 billion worldwide in 2013.

Spanning the globe, there have been several brands responsible for the core omega 3 drinks market. In no particular order these include: Anchor Vital (New Zealand), Candia aux Oméga 3 (France), Essensis (Europe), Oasis juice (Canada), Danino Go (Canada), Danonino Petit Genío (Spain), Glockengold Balance (Germany), Lactel Maman (France), Minute Maid Enhanced Juices (North America), Munch Bunch Drinky+ (U.K.), Natrel (Canada), Parmalat Omega-3 (Italy), Pfanner Active Balance (West and East Europe), So Good SoyaEssential (U.K.), Sparky Berries (U.K.), Tropicana Healthy Heart with Omega 3 (U.S., international), Yoplait Kids (International). In terms of the main companies that are active, these include small, independent dairy and juice operators alongside major dairy, juice and soft drinks companies such as: Coca-Cola, Danone, Fonterra, General Mills, Lactalis, Nestlé, Parmalat, PepsiCo/Tropicana and Wimm-Bill-Dann.

Nutraceuticals/Functional Food

The term “nutraceuticals” is applied to products that range from isolated nutrients, dietary supplements and herbal products, specific diets and processed foods such as cereals, soups, and beverages such as our Omega InfusionTM products. In 2010, the global nutraceuticals market was estimated to be worth $128.6 billion, after increasing at a compound annual growth rate (CAGR) of 4.4% during 2002-2010. Furthermore, the market is forecast to reach $180.1 billion by 2017, after growing at a compound annual growth rate (CAGR) of 4.9% throughout 2010-2017.

According to GBI research, the functional food segment dominated the nutraceutical market 2002 through 2010, accounting for 59.4% of overall global nutraceutical market revenue in 2002. Furthermore, the segment is expected to contribute 64.6% to overall global nutraceutical market revenue in 2017. With a compound annual growth rate (CAGR) of 5.3%, the functional food market will witness more growth than the dietary supplement market, which is expected to record a CAGR of 4.3% during 2010-2017.

The growth in both the nutraceuticals market and functional food sub-market is largely attributed to an increase in the elderly population, lifestyle changes, the growing incidence of chronic diseases and consequent increasing focus on preventive care in developed economies. The functional food market presents an attractive opportunity to companies operating in the nutraceutical market as the segment is expected to continue to experience expansion and development during the forecast period.

(Source: GBI Research, GBI Research’s Internal Database, Company Annual Reports)

Flavored Water Market

The global market for flavored and functional waters was measured at $17 billion in sales and 11 billion liters in volume after a 7.4% increase in volume in 2012, according to a report issued in October by Zenith International Ltd. Zenith International forecasts the global market value to grow to $29 billion by 2017. The North American market, which returned to volume growth for the first time since 2008, accounted for 25% of global sales in 2012. The European market, the only region to experience a drop in market value in 2012, also accounted for 25% of global sales. The Asia Pacific market had a growth rate of 26% in flavored and functional waters in 2012 to surpass $5 billion in sales and account for 32% of total global sales. Within that market, China had an average volume growth of 40% since 2012. Latin America, with a 12% growth rate in 2012, now accounts for 14% of global sales. The Middle East had 3% of global sales, and Africa 1%.

Similar to the nutraceuticals market, major drivers for the global flavored and functional water market are thought to be increasing obesity rates, rising aging population and changing consumer preferences are the major growth drivers for the global flavored and functional water market. Growing health concerns are motivating consumers to switch to flavored and functional waters from more traditional carbonated or artificial flavored ready-to-drink beverages. Flavored and functional water are generally priced similar to carbonated drinks, which reduces the switching costs for the consumers, thus increasing their attractiveness. Major growth challenges for the industry include threat of substitutes and increasing campaigns against packaging bottles. Emerging markets such as countries in Asia, Latin America and the Middle East have witnessed rising urbanization and increasing disposable income, which act as an opportunity for the overall flavored and functional water market. Increasing urbanization has increased the awareness levels of the consumers regarding the products that help in their wellbeing. The increasing income levels have also enabled the consumers to spend on premium products thus providing great opportunity for the flavored and functional water market players to focus in these markets. The U.S., Germany, France, Italy and Japan were the top flavored and functional water markets in 2012. Asia Pacific is emerging as a strong flavored and functional water market registering double-digit growth in 2012. Some of the major companies operating in the flavored and functional water market are Group Danone, Nestle, Coca-Cola, PepsiCo, Hint Water and Kraft Foods.

(Source: Transparency Market Research: Flavored and Functional Water Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2013 - 2019 (April 2014)

Sources and Availability of Raw Materials and Production

We intend to outsource any future production of our planned Omega Infusion product line to a third party multi-national production service provider. Outsourcing will allow us to maintain a low level of overhead and achieve economies of scale. We intend to engage a company to oversee all phases of production, including procuring raw material, bottling and packaging, delivery, production planning, sampling and quality control.

Competition

The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies ranging from small or emerging to very large and well established. These include companies that compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; dairy-based drinks; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form in many of the countries in which we do business. Significant competitors include, but are not limited to, The Coca Cola Company, PepsiCo, Inc., Nestlé, DPSG, Groupe Danone, Mondelēz International, Inc., Kraft Foods Group, Inc., the Unilever Group, Cott Beverages and Monster. Other competitors include numerous regional and local companies and, in some markets, retailers that have developed their own store or private label beverage brands.

Additional, there are several brands responsible for the core omega 3 drinks market. In no particular order these include: Anchor Vital (New Zealand), Candia aux Oméga 3 (France), Essensis (Europe), Oasis juice (Canada), Danino Go (Canada), Danonino Petit Genío (Spain), Glockengold Balance (Germany), Lactel Maman (France), Minute Maid Enhanced Juices (North America), Munch Bunch Drinky+ (U.K.), Natrel (Canada), Parmalat Omega-3 (Italy), Pfanner Active Balance (West and East Europe), So Good SoyaEssential (U.K.), Sparky Berries (U.K.), Tropicana Healthy Heart with Omega 3 (U.S., international), Yoplait Kids (International). In terms of the main companies that are active, these include small, independent dairy and juice operators alongside major dairy, juice and soft drinks companies such as: Coca-Cola, Danone, Fonterra, General Mills, Lactalis, Nestlé, Parmalat, PepsiCo/Tropicana and Wimm-Bill-Dann.

Competitive factors impacting our planned business include, but are not limited to, pricing, advertising, sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand and trademark development and protection.

Our immediate competitive challenges will include strong competition in all geographic regions and, in many countries, a concentrated retail sector with powerful buyers able to freely choose among company products, products of competitive beverage suppliers and individual retailers’ own store or private label beverage brands.

We have not completed the acquisition of any assets or established operations related to the beverage industry, and we do not anticipate that we will effectively compete with any of these established industry participants for the foreseeable future. Our main competition will be companies at a similar level of development to our own, focused on brand acquisition and the establishment of operations. Though our management believes that the industry can sustain additional competition, we will still compete with other developing companies, as well as with the industry’s more established participants, for resources, financing, product distribution, retail shelf space and knowledgeable personnel. Many of the beverage companies with which we will seek to compete for financing and consumers have greater financial and technical resources than those available to us. Accordingly, those competitors may be able to spend greater amounts on developing their products and customer base. Such competition could adversely impact our ability to attain the financing necessary for us to establish a market for our planned products.

In the face of such competition, we may not be successful in establishing the viability of our business or planned products. However, despite this, we hope to compete successfully in the industry by:

•	keeping our development and asset acquisition costs low;

•	relying on the industry experience of our management and directors; and

•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Government Regulations

Subject to completion of our definitive purchase and sale agreement dated October 8 2014 with Mycell Technologies LLC and MCT Beverage Company LLC and the commencement of our operations as a producer and distribution of beverages, we will be required to comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the United States, those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to water consumption and treatment, and various other federal statutes and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment.

A number of states have passed laws setting forth warning or labeling requirements relating to products made for human consumption. For example, the California law known as Proposition 65 requires that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement.

Inventory

If we complete the acquisition contemplated by the definitive purchase and sale agreement dated October 8 2014 with Mycell Technologies LLC and MCT Beverage Company we will be required to produce and hold inventory of our planned products. We intend that any future inventory will be held on our behalf by a third party service provider. As of October 31, 2014, we had not completed our planned acquisition and held no inventory.

We expect that the amount of inventory we will be required to have on hand will increase in proportion to the expansion of our planned operations.

Intellectual Property

The success of our planned products will be dependent on developing a customer base. Branding and protection of the brand, trademarks, trade names and other intellectual property rights that we are seeking to acquire are an integral component of the success of our planned business. We are seeking to acquire common law trademark rights in the following marks and related logos:

•	Omega Infusion

•	Omega Infusion Enhanced Water

•	Omega Infusion Shots

We are also seeking to acquire the domain omegainfusion.com and a variety of derivative and related domains. We assert copyright in the contents of our website and advertising materials.

Subsidiaries

We do not have any subsidiaries.

Amount Spent on Research and Development the Last Two Fiscal Years

We have not spent any money during each of the last two fiscal years on research and development activities.

Employees

We have 2 full time employees, James Dickson, chief executive officer and Richard Russell, chief financial officer, and no part time employees. From time to time, we may hire additional workers on a contract basis as the need arises. Our strategy to maintain a low level of overhead is to engage industry professionals as consultants on a contract basis rather than hiring additional part-time or full-time employees.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and there can be no assurance that we can establish a market for our planned products, establish brand recognition or achieve profitability.

We are a company with a limited operating history. We have not completed the acquisition of any assets or rights to produce or distribute our planned omega-3 infused beverages. If we do complete our planned acquisition, there will be limited market awareness and brand recognition for our products. Our company will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risks that we will be unable to establish a market for our planned products and services, achieve our growth objectives or become profitable.

We incurred a net loss of $248,245for fiscal year ended October 31, 2014. Even if we achieve profitability, given the competitive nature of the industry in which we seek to operate, we may be unable to sustain or increase our revenues and our failure to do so would adversely affect our business.

Although our management has significant experience in the beverage industry, our ability to successfully market and sell our planned products has not been established and cannot be assured. For us to achieve success, our planned products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to sustain our planned operations. If our planned products are not widely accepted by our target market, or we are unable to establish a consumer base by pursuing a different target market, our business may fail.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended October 31, 2014 with respect to their substantial doubt about our ability to continue as a going concern. As discussed in Note 3 to our financial statements for the year ended October 31, 2014, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We may be unable to acquire the assets required to establish our planned business.

We seek to become a producer of ready-to-drink beverages. The establishment of our ready-to-drink beverage business is dependent on our acquisition the Omega Infusion line of ready-to-drink beverages pursuant to the Definitive purchase and sale agreement dated October 8 2014 with Mycell Technologies LLC and MCT Beverage Company. As of October 31, 2014 and as at the date of this report, we had not completed our planned acquisition of the Omega Infusion line of beverages and there is no guarantee that we will be successful in that regard. If we do not complete our planned acquisition we will not be able to establish operations and our business may fail.

We may be unable to compete successfully in the highly competitive beverage category.

The markets for our planned products are extremely competitive. In comparison to the major national brand beverage manufacturers, we will be a relatively small participant in the industry. We expect to face competition from the national brand beverage manufacturers in all of our markets, from other retailer brand beverage manufacturers and from other contract beverage manufacturers. If our future competitors reduce their selling prices, increase the frequency of their promotional activities in our core market or enter into the production of private-label products or expand their contract manufacturing efforts, or if our future customers do not allocate adequate shelf space for the beverages we intend to supply, we could experience a decline in our anticipated sales volumes, be forced to reduce pricing, forgo price increases required to offset increased costs of raw materials and fuel, increase capital and other planned expenditures, or lose any market share that we may achieve, any of which could adversely affect our profitability.

We may not be able to respond successfully to consumer trends related to our planned products.

Consumer trends with respect to the products we intend to sell are subject to change. Consumers are seeking increased variety in their beverages, and there is a growing interest among consumers, public health officials and government officials regarding the ingredients in our products, the attributes of those ingredients and health and wellness issues generally. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce consumption of sugar-sweetened beverages, including those sweetened with high fructose corn syrup (“HFCS”) or other nutritive sweeteners. As a result, consumer demand has declined for full-calorie carbonated soft drinks (“CSDs”) and consumer demand has increased for products associated with health and wellness, such as reduced-calorie CSDs, water, enhanced water, teas and certain other non-carbonated beverages. Consumer preferences may change due to a variety of other factors, including the aging of the general population, changes in social trends, the real or perceived impact that the manufacturing of our planned products has on the environment, changes in consumer demographics, changes in travel, vacation or leisure activity patterns, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ demand for our planned products, if any. There can be no assurance that we can develop or be a “fast follower” of innovative products that respond to consumer trends. Our failure to develop innovative products could put us at a competitive disadvantage in the marketplace and our business and financial results could be adversely affected.

Our ingredients, packaging supplies and other anticipated costs are subject to price increases and we may be unable to effectively  pass rising costs on to our customers.

We expect to bear the risk of changes in prices of the ingredient and packaging used in our planned products. The majority of our planned ingredient and packaging supply contracts will allow our suppliers to alter the prices they charge us based on changes in the costs of the underlying commodities that are used to produce them. Resin polyethylene terephthalate (“PET”) bottles, caps and preforms are examples of these underlying commodities. In addition, the contracts for certain of our ingredient and packaging materials permit our suppliers to increase the costs they will charge us based on increases in their cost of converting those underlying commodities into the materials that we expect to purchase. In certain cases those increases will be subject to negotiated limits. These changes in the prices we expect to pay for ingredient and packaging materials will occur at times which vary by product and supplier, and which take place, on a monthly, quarterly or annual basis.

Accordingly, we expect to bear the risk of fluctuations in the costs of these ingredient and packaging materials, including the underlying costs of the commodities used to manufacture them and, to some extent, the costs of converting those commodities into the materials we plan to purchase. If the cost of these ingredients or packaging materials increases, we may be unable to pass these costs along to our expected customers through adjustments to the prices we charge. If we cannot pass on these increases to our expected customers on a timely basis, they could have a material adverse effect on our results of operations. If we are able to pass these costs on to our expected customers through price increases, the impact those increased prices could have on our planned sales volumes is uncertain.

If we fail to manage our operations successfully, our business and financial results may be materially and adversely affected.

We intend to grow our planned business and beverage offerings primarily through the development of new product lines and growth with key customers. We believe that opportunities exist to increase sales of beverages in our targeted markets by leveraging existing customer relationships, obtaining new customers, exploring new channels of distribution, introducing new products or identifying appropriate acquisition or strategic alliance candidates. Furthermore, the businesses or product lines that we may acquire or with which we may align ourselves may not be integrated successfully into our planned business or prove profitable.

Our financial results may be negatively impacted by global financial events.

In recent years, global financial events have resulted in the consolidation, failure or near failure of a number of institutions in the banking, insurance and investment banking industries and have substantially reduced the ability of companies to obtain financing. These events also adversely affected the financial markets. These events could continue to have a number of different effects on our business, including:

•	a reduction in consumer spending, which could result in a reduction in our sales volume;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply materials, thus reducing our cash flow;

•	an increase in counterparty risk;

•	restricted access to capital markets that may limit our ability to take advantage of business opportunities, such as acquisitions.

Other events or conditions may arise or persist directly or indirectly from the global financial events that could negatively impact our business.

Substantial disruption to production at our partners emulsion or other beverage production facilities could occur.

A disruption in production at our partners’ beverage emulsion production facility, which will manufacture almost all of our emulsions, could have a material adverse effect on our planned business. In addition, a disruption could occur at any of our partner’s production or their suppliers. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our planned business and future financial performance.

Our success depends, in part, on our intellectual property, which we may be unable to protect.

We seek to acquire certain intellectual property that will be important to our planned business. This intellectual property includes trade secrets, in the form of formulas for most of the beverages that we seek to produce, and trademarks for the names of the beverages that we seek to sell. While we may acquire certain of the trademarks used to identify our beverages, other trademarks may be used through licenses from third parties or by permission from our future customers. Our success depends, in part, on our ability to protect our future intellectual property.

To protect this intellectual property, we will rely principally on registration of trademarks, contractual responsibilities and restrictions in agreements (such as indemnification, nondisclosure and confidentiality agreements) with employees, consultants and customers, and on common law and statutory protections afforded to trademarks, trade secrets and proprietary “know-how.” In addition, we will vigorously protect our intellectual property against infringements using any and all legal remedies available. Notwithstanding our efforts, we may not be successful in protecting our intellectual property for a number of reasons, including:

•	our competitors may independently develop intellectual property that is similar to or better than ours;

•	employees, consultants or customers may not abide by their contractual agreements and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than anticipated;

•	foreign intellectual property laws may not adequately protect our intellectual property rights; and

•	our intellectual property rights may be successfully challenged, invalidated or circumvented.

If we are unable to protect our intellectual property, our competitive position would weaken and we could face significant expense to protect or enforce our intellectual property rights.

Occasionally, third parties may assert that we are, or may be, infringing on or misappropriating their intellectual property rights. In these cases, we intend to defend against claims or negotiate licenses when we consider these actions appropriate. Intellectual property cases are uncertain and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from business operations.

If we are found to infringe on the intellectual property rights of others, we could incur significant damages, be enjoined from continuing to manufacture, market or use the affected product, or be required to obtain a license to continue manufacturing or using the affected product. A license could be very expensive to obtain or may not be available at all. Similarly, changing products or processes to avoid infringing the rights of others may be costly or impracticable.

Our planned products may not meet health and safety standards or could become contaminated and we could be liable for injury, illness or death caused by consumption of our products.

Upon completion of our acquisition of the Omega Infusion beverage assets, we will adhere to various quality, environmental, health and safety standards regarding the formulation, production and handling of our planned products. However, our planned products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our future bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. We may be liable to our future customers if the consumption of any of our planned products causes injury, illness or death. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could have a material adverse effect on our results of operations or cash flows.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various litigation claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. We may establish a reserve as appropriate based upon assessments and estimates in accordance with our accounting policies. We base our assessments, estimates and disclosures on the information available to us at the time and rely on legal and management judgment. Actual outcomes or losses may differ materially from assessments and estimates. Actual settlements, judgments or resolutions of these claims or proceedings may negatively affect our business and financial performance.

Changes in the legal and regulatory environment in the jurisdictions in which we operate could increase our costs or reduce our revenues, adversely affect demand for our products or result in litigation.

As a producer of beverages, we will be required to comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the United States, those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We will also be subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to water consumption and treatment, and various other federal statutes and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may impact our results or increase our costs or liabilities.

A number of states have passed laws setting forth warning or labeling requirements relating to products made for human consumption. For example, the California law known as Proposition 65 requires that a specific warning appear on any product sold in California containing a substance listed by that state as having been found to cause cancer or reproductive toxicity. This law, and others like it, exposes all food and beverage producers to the possibility of having to provide warnings on their products. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label, although products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. From time to time over the past several years, certain of our customers have received notices alleging that the labeling requirements of the relevant state regulation would apply to products manufactured by us and sold by them. There can be no assurance that we will not be adversely affected by actions against our anticipated customers or us relating to Proposition 65 or similar “failure to warn” laws: were any such claim to be pursued or succeed, we might in some cases be required to indemnify our anticipated customers for damages, and our products might be required to bear warning labels in order to be sold in certain states. Any negative media attention, adverse publicity or action arising from allegations of violations could adversely impact consumer perceptions of our products and harm our business.

Taxes on CSDs and other drinks could have an adverse effect on our planned business.

Federal, state, local and foreign governments have considered or have enacted taxes on soda and other sugary drinks, as well as energy products. Any such taxes could negatively impact consumer demand for our planned products and have an adverse effect on our revenues.

Adverse weather conditions could affect our supply chain and reduce the demand for our planned products.

Severe weather conditions and natural disasters, such as freezes, frosts, floods, hurricanes, tornados, droughts or earthquakes and crop diseases may affect our facilities and our supply of raw materials such as fruit. If the supply of any of our raw materials is adversely affected by weather conditions, it may result in increased raw material costs and there can be no assurance that we will be able to obtain sufficient supplies from other sources. In addition, the sales of our planned products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may reduce the demand for our planned products and contribute to lower revenues, which could negatively impact our profitability.

Global or regional catastrophic events could impact our planned operations and financial results.

Our planned business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries in which we do business, major natural disasters, or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business, could disrupt our supply of raw materials, and could impact production, transportation and delivery of our planned products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our planned products.

Our success depends in part upon our ability to recruit, retain and prepare succession plans for our chief executive officer, chief  financial officer, senior management and key employees.

The performance of our chief executive officer, chief financial officer, senior management and other key employees is critical to our success. Our long-term success will depend on our ability to recruit and retain capable senior management and other key employees, and any failure to do so could have a material adverse effect on our future operating results and financial condition. Further, if we fail to adequately plan for the succession of our chief executive officer, chief financial officer, senior management and other key employees, our operating results could be adversely affected.

We must attract and maintain key personnel or our business will fail.

Our success depends on the acquisition of key personnel. We will have to compete with other companies both within and outside the beverage industry to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate requiring significant capital to fulfill our contractual obligations (as noted in our audited financial statements), continue development of our planned products to meet market evolution, and execute our business plan, generally. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled scientists and professionals and adequate funds in a timely manner.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have not achieved revenues and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful research and development of our planned products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to complete the research and development of our products and operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	changes in operating and stock price performance of other companies in our industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although the trading volume of our common shares increased significantly recently, it has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

If we are listed on the Over-the-Counter Bulletin Board quotation system, our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently quoted on the Over-the-counter Bulletin Board. We must comply with numerous NASDAQ MarketPlace rules in order to maintain the listing of our common stock on the Over-the-counter Bulletin Board. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the Over-the-counter Bulletin Board listing of our common stock. If we are unable to maintain our listing on the Over-the-counter Bulletin Board, the market liquidity of our common stock may be severely limited.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA. We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES

Our principal offices are located at 5005 Interbay Blvd, Tampa, FL 22611 at a cost of $1,200 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.	LEGAL PROCEEDINGS

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock. Our trading symbol is “OMGB”.

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

As of October 31, 2014, no shares of our common stock have traded.

Our common shares are issued in registered form. Action Stock Transfer, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, (Telephone: (801) 274-1088) is the registrar and transfer agent for our common shares.

Number of Holders

As of January 28, 2015, the 29,650,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2014, 2013 and 2012. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended October 31, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchase of our Equity Securities by Officers and Directors

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended October 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	2014		2013	2012
Revenue	$	Nil	$1,000	$—
Operating Expenses		(253,044)	(33,361)	(170)
Interest Expense		(73)	—	—
Debt forgiveness		8,770	—	—
Other Expense		(3,898)	—	—

Net Loss		$(248,245)	$(32,361)	$(170)

Fiscal Year Ended October 31, 2014 Compared to October 31, 2013

Revenues

We have not earned any income for 2014 (“fiscal 2014”) but did earn $1,000 during 2013 (“fiscal 2013”).

Expenses

During fiscal year 2014, our company reported total operating expenses of $253,044 for general and administrative expenses compared with $33,361 during fiscal year 2013.

Debt Forgiveness

During 2014, the former majority shareholder forgave the total loan payable of $8,770. On the date the loan was forgiven the loan was no longer considered related party under ASC 850, as such $8,770 is recorded as gain on forgiveness of debt.

Net loss

Our company had a net loss of $248,245 for fiscal year 2014 compared with a net loss of $32,361 for the fiscal year 2013.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Expenses For the Twelve Month Period ending October 31, 2015
Management compensation and benefits	$516,000
Professional fees	89,000
General, administrative and marketing	541,000

Total	$1,146,000

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

Working Capital

	As of October 31, 2014	As of October 31, 2013
Current Assets	$46,724	$4,039
Current Liabilities	98,935	6,770

Working Capital (Deficit)	(52,211)	(2,731)

Cash Flows

	Twelve Month Period Ended October 31, 2014	Twelve Month Period Ended October 31, 2013
Net Cash used in Operating Activities	$(163,807)	$(32,361)
Net Cash used in Investing Activities	(1,235)	—
Net Cash provided by Financing Activities	202,000	31,300

Net Increase (Decrease) in Cash	36,958	(1,061)

As of October 31, 2014, our company had total current assets of $46,724, as compared to total current assets of $4,039 at October 31, 2013, an increase of $42,685. The increase in current assets was primarily due to the issuance of stock for $200,000 by our company.

As of October 31, 2014, our company had total current liabilities of $98,935, compared to total current liabilities of $6,770 at October 31, 2013. This increase reflects $92,165 of accrued expenses and accounts payable for 2014 for services incurred by shareholders in which payment has been deferred.

Cash Flow

During the fiscal year 2014, cash was primarily used to fund operations. Our company reported a net increase in cash during fiscal year 2014.

Cash Used for Operating Activities

During fiscal year 2014, net cash used in operating activities was $163,807 compared with $32,361 used in operating activities during fiscal year 2013. The $131,446 increase in cash used in operating activities in the current period is due to an increase in net loss and an increase in accrued expenses and accounts payables.

Cash Used for Investing Activities

During fiscal year 2014, net cash used in investing activities was $1,235 compared with nil used in fiscal year 2013. The $1,235 increase in cash used in investing activities in the third quarter 2014 is due to the purchase of IT equipment.

Cash Provided by Financing Activities

We generated cash of $202,000 from financing activities during fiscal year 2014 compared to cash generated of $31,300 by financing activities during fiscal year 2013. The $170,700 increase in cash generated in the current period is due to the issuance of stock.

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

Material Commitments

On October 8, 2014, our company entered into definitive purchase and sale agreement with Mycell Technologies LLC and MCT Beverage Company LLC as vendors, pursuant to which we intend to acquire certain assets of the vendors related to the branded Omega-3 infused beverages and nutritional shots sold under the trade name Omega InfusionTM. In consideration for the assets we will pay $1.00, and 15% of net proceeds received by our company from any future disposition of the assets. As a condition to the purchase and sale agreement, we have also entered into an emulsion supply and formulation services agreement with Oceans Omega LLC, a subsidiary of Mycell Technologies, pursuant to which we may acquire Oceans’ proprietary omega-3emulsion used in the production of Omega InfusionTM beverages. The agreement with Oceans Omega creates a 20 year commitment to supply our company with omega-3 emulsion, subject to a royalty equal to $0.15 per twelve pack of Omega InfusionTM beverages sold by our company and which incorporates Oceans’ emulsion.

As at the date of this report, the purchase and sale agreement has not closed. Closing of the transaction is anticipated to occur at a date to be mutually determined by the parties.

Going Concern

Our audited financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should our company not be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Basis of Presentation

Our company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Our company has elected a October 31 30 fiscal year end.

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $40,997 and $4,039 of cash as of October 31, 2014 and 2013, respectively.

Income Taxes

Our company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Under this pronouncement, our company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for our company as of July 1, 2008 and had no material impact on our company’s financial statements.

Our company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. Our company has not recorded any interest and penalties since its inception.

Our company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2014, 2013, 2012 and 2011 remain open for federal and/or state tax jurisdictions. Our company is currently not under examination by any other tax jurisdictions for any tax years.

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

Revenue Recognition

Our company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of October 31, 2014 and 2013.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is allocated between cost of sales and selling, general and administration expenses and is determined using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	10 to 40 years
Machinery and equipment	7 to 15 years
Furniture and fixtures	3 to 10 years
Plates, films and molds	1 to 10 years
Vending	5 to 10 years
Transportation equipment	3 to 15 years
IT Systems	3 to 7 years

Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or useful life, whichever is shorter. Maintenance and repairs are charged to operating expense when incurred.

Foreign Currency Transaction Gain (loss)

Transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gain or losses resulting from foreign currency transactions are included in other income (expense).

Recent Accounting Pronouncements

In the quarter ended July 31, 2014, our company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company’s results of operations, financial position or cash flow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Omega Brands, Inc

Tampa, Florida

We have audited the accompanying balance sheets of Omega Brands, Inc. as of October 31, 2014 and 2013 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Brands, Inc. as of October 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

January 29, 2015

OMEGA BRANDS INC.

(FORMERLY KNOWN AS TRANSLATION GROUP INC.)

BALANCE SHEETS

	October 31,	October 31,
	2014	2013
ASSETS
Current Assets

Cash and cash equivalents	$40,997	$4,039
Deposits	5,727	—

Total current assets	46,724	4,039

Fixed Assets, net	1,235	—

Total Assets	$47,959	$4,039

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$45,937	$—
Accounts payable- related party	44,583	—
Loan from director	—	6,770
Accrued payroll	8,415	—

Total current liabilities	98,935	6,770
Stockholders’ Equity (Deficit):
Common stock, par value $0.001; 250,000,000 shares authorized; 29,650,000 and 62,400,000 shares issued and outstanding at July 31, 2014 and October 31, 2013 respectively	29,650	62,400

Additional Paid-in Capital	200,150	(32,600)
Accumulated deficit	(280,776)	(32,531)

Total stockholders’ equity (deficit)	(50,976)	(2,731)

Total liabilities and stockholders’ equity (deficit)	$47,959	$4,039

See Notes to Financial Statements

OMEGA BRANDS INC.

(FORMERLY KNOWN AS TRANSLATION GROUP INC.)

STATEMENTS OF OPERATIONS

	Year Ended October 31, 2014	Year Ended October 31, 2013

REVENUES
Services Rendered	$—	$1,000

OPERATING EXPENSES
General and administrative	253,044	33,361

TOTAL OPERATING EXPENSES	253,044	33,361

LOSS FROM OPERATIONS	(253,044)	(32,361)

Debt forgiveness	8,770	—
Interest Expense	(73)
Other Expense	(3,898)

NET LOSS	$(248,245)	$(32,361)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	45,382,192	55,250,685

See Notes to Financial Statements

OMEGA BRANDS INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)
Balance October 31, 2012	50,000,000	50,000	(45,000)	(170)	4,830

Shares issued for cash at $0.02 per share	12,400,000	12,400	12,400		24,800
Net Loss				(32,361)	(32,361)
Balance October 31, 2013	62,400,000	62,400	(32,600)	(32,531)	(2,731)

Cancellation of shares	(33,000,000)	(33,000)	33,000		—
Shares issued for cash at $0.8 per share	250,000	250	199,750		200,000
Net Loss				(248,245)	(248,245)
Balance October 31, 2014	29,650,000	29,650	200,150	(280,776)	(50,976)

See Notes to Financial Statements

OMEGA BRANDS INC.

(FORMERLY KNOWN AS TRANSLATION GROUP INC.)

STATEMENTS OF CASH FLOWS

	Year Ended October 31, 2014	Year Ended October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(248,245)	$(32,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	(8,770)	—

Changes in operating assets and liabilities:
Increase in Deposits	(5,727)	—
Increase in accounts payable	45,937	—
Increase in accounts payable- related party	44,583
Increase in Accrued expenses	8,415	—

NET CASH USED IN OPERATING ACTIVITIES	(163,807)	(32,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets purchased	(1,235)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,235)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds sale of common stock	200,000	24,800
Loan from former director	2,000	6,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	202,000	31,300

Net increase (decrease) in cash and cash equivalents	36,958	(1,061)
Cash, beginning of period	4,039	5,100

Cash, end of period	$40,997	$4,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non-cash financing activities:
Subscriptions receivable	$—	$4,800
Cancellation of 33,000,000 common shares	$33,000	$—

See Notes to Financial Statements

OMEGA BRANDS INC.

(FORMERLY KNOWN AS TRANSLATION GROUP INC.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 10, 2014 under the symbol under the symbol “OMGB”. Our new CUSIP number is 68206P 103.

Our principal executive office is located at 5005 Interbay Boulevard, Tampa, Florida 33611. The telephone number at our principal executive office is (813) 514-1839.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Company has elected a October 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $40,997 and $4,039 of cash as of October 31, 2014 and 2013, respectively.

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

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Under this pronouncement, the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of the last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. ASC 740 became effective for the Company as of July 1, 2008 and had no material impact on the Company’s financial statements.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2014, 2013, 2012 and 2011 remain open for federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax years.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of October 31, 2014 and 2013.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is allocated between cost of sales and selling, general and administration expenses and is determined using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	10 to 40 years
Machinery and equipment	7 to 15 years
Furniture and fixtures	3 to 10 years
Plates, films and molds	1 to 10 years
Vending	5 to 10 years
Transportation equipment	3 to 15 years
IT Systems	3 to 7 years

Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or useful life, whichever is shorter. Maintenance and repairs are charged to operating expense when incurred.

Foreign Currency Transaction Gain (Loss)

Transaction gains and losses are a result of the effect of exchange rate charges on transactions denominated in currencies other than the functional currency. Gain or losses resulting from foreign currency transactions are included in other income (expense).

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

In the quarter ended July 31, 2014, our Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915); Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our Company to remove the inception to date information and all references to development stage.

NOTE 3 – GOING CONCERN

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

NOTE 4 – INCOME TAXES

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$95,000	$11,000
Less: valuation allowance	95,000	11,000

Net deferred tax asset	$—	$—

NOTE 5 – RELATED PARTY TRANSACTION

The Company utilizes the services of two companies Momentum Sales LLC owned by a shareholder and Progressive owned by a shareholder and incurred $71,382 of total charges during 2014. As of October 31, 2014, the Company owes the related parties $44,583 for services rendered. The payable is non-interest bearing and due on demand.

On April 30, 2014, the Company borrowed $2,000 from a former majority shareholder. The loan payable was non-interest bearing and due on demand. On May 27, 2014, the former majority shareholder forgave the total loan payable of $8,770. On the date the loan was forgiven the loan was no longer considered related party under ASC 850, as such $8,770 is recorded as gain on forgiveness of debt.

We rent office space from a company controlled by one of our directors at 5005 Interbay Blvd, Tampa, FL 22611 on a month to month basis for $1,200 a month. As of October 31, 2014, the Company owes the company in the amount of $1,200.

NOTE 6 – STOCKHOLDERS EQUITY (DEFICIT)

During the period October 31, 2013, the Company issued 12,400,000 shares of common stock to 26 individual investors for total cash proceeds of $24,800 at $0.002 per share.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 8, 2014, our company entered into definitive Purchase and Sale Agreement with Mycell Technologies LLC and MCT Beverage Company LLC as vendors, pursuant to which we intend to acquire certain assets of the vendors related to the branded Omega-3 infused beverages and nutritional shots sold under the trade name Omega InfusionTM. In consideration for the assets we will pay $1.00, and 15% of net proceeds received by our company from any future disposition of the assets. As a condition to the Purchase and Sale Agreement, we have also entered into an Emulsion Supply and Formulation Services Agreement with Oceans Omega LLC, a subsidiary of Mycell Technologies, pursuant to which we may acquire Oceans’ proprietary omega-3emulsion used in the production of Omega InfusionTM beverages. The agreement with Oceans Omega creates a 20 year commitment to supply our company with omega-3 emulsion, subject to a royalty equal to $0.15 per twelve pack of Omega InfusionTM beverages sold by our company and which incorporates Oceans’ emulsion.

As at the date of this current report, the Purchase and Sale Agreement has not closed. Closing of the transaction is anticipated to occur at a date to be mutually determined by the parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of October 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2014, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statement. Currently our board of directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of October 31, 2014, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at October 31, 2014, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of October 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The following sets forth information about our director and executive officer as of the date of this report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

NAME	AGE	POSITION	DATE FIRST ELECTED OR APPOINTED
James Dickson	56	Director, Chief Executive Officer and President	April 25, 2014

Richard D. Russell	53	Chief Financial Officer, Treasurer and Secretary	June 20, 2013

Mike Gibbons	55	Chairman of the Board and Director	May 21, 2014

Anthony Everett	54	Director	May 21, 2014

Our directors will serve in that capacity until our next annual shareholder meeting or until his successor is elected and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Executive Management

Our executive management team represents a significant depth of experience in the beverage industry that focuses on development, promotion and distribution of beverages. The team represents a cross-disciplinary approach to management and business development.

James Dickson, Director, President, Chief Financial Officer and Secretary

Jim Dickson has spent most of his 35 year career within the packaged goods beverage industry. His career encompasses start-up companies to multinational platforms.

Jim started his career at Pepsi Cola in 1981 and worked in increasing managerial positions until he was promoted to a division manager within the foodservice division of Pepsi Cola. In 1990, he took the position of Vice President Sales Canada at Koala Spring Canada, where he led the sales team across the country and was able to secure national distribution throughout all the major retail chains across multiple channels.

In 1992, Mr. Dickson joined Cott Beverages where he was integral in driving Cott’s growth. His roles included vice president and general manager of Cott Canada and chief executive officer of Cott South Africa. In the 9 years he spent at Cott Beverages, Jim drove the growth of various retailer brands across Canada, Northeastern USA and South Africa.

From 2000 to 2014, Mr. Dickson was Executive Vice President for Ice River Springs where he was instrumental in growing the company from a regional water supplier into a leading water company in Canada and the United States.

Richard Russell, Chief Financial Officer, Treasurer and Secretary

Mr. Russell has acted as chief financial officer of Omega Brands Inc. and since 2013, he also acts as chief financial officer for Mission Health Communities a $100 million company that manages skilled nursing homes, assisted living facilities and independent living facilities.

From 2007 to 2013, he was the senior director of corporate finance, head of internal audit and assistant corporate controller at Cott Corporation (a $2.2 billion public corporation - COT), where he was responsible for the overall financial integrity, reporting (SEC and internal reporting), corporate compliance, accounting and due diligence for acquisitions.

Mr. Russell has over 25 years of experience where he was a key member of their finance and accounting team while also being an integral member of providing due diligence and integration services for various acquisitions.

He has worked at a number of public companies in transportation (Quality Distribution - QLTY) from 2005 – 2007, business services (Danka - DKNY) from 2001 – 2004, media (Media General Broadcast - MEG.A) from 1995 – 2001 and various other public companies and started his career at Ernst & Young. Mr. Russell holds a B.S. in Accounting and a Masters in Tax Accounting from the University of Alabama and an M.B.A. from the University of Tampa, and he is a Certified Public Accountant in Florida.

Michael Gibbons, Director and Chairman of the Board

Mr. Gibbons is a seasoned consumer packaged goods executive with over 30 years’ experience where he has managed business units ranging from sales, marketing, innovation and operations. The various posts Mike has held have enabled him to become a seasoned leader with the ability to focus on the key dynamics of a business that ultimately drive results.

From 1996 – 1999 and then from 2004 - 2014, Mike assumed progressively more responsible positions at Cott Corporation from director of sales to president of the Canadian business unit and then president of the U.S. business unit and finally chief strategic officer of Cott. He introduced strategic business units which allowed Cott to enter new categories ultimately driving growth which despite relentless competitive pressures, deliver consistent results.

He worked at Con Agra from 1999 to 2004, where he held various positions within sales and marketing (Senior Director of Sales) where he was accountability for all Canadian national grocery customers as well as select large regional accounts in Ontario and Atlantic Canada.

Anthony Everett, Director

Mr. Everett specializes in commercial real estate transactions where since 2004 he has served as president of Everett Realty Services, Mr. Everett has directed the management and development, acquisition and disposition of multi-family residential units.

Mr. Everett served from 2001 to 2007 as senior vice president of International Realty where he oversaw the assembly, management and eventual sale of a large institutional quality multi-family portfolio.

From 1996-2009 he served as a special consultant to Post Properties (NYSE:PPS) during which he oversaw the planning, development and construction of more than 3,000 multifamily units in Central Florida.

From 2009 through present, he serves as the chairman of Metis Property Group, which purchased distressed mortgages and properties and then repositioned those assets to profitability. In 2012, he formed a partnership with Pollack Shores Real Estate Group, through which he is currently developing more than 2,000 multifamily residential units in Central Florida.

Mr. Everett is a licensed real estate broker and a graduate of Emory University.

Family Relationships

There are no family relationships between any of our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Our company became a 1934 Act issuer upon the filing of its Form 8-A registration statement on June 4, 2014. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2014, the filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners are outstanding with respect to the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
James Dickson(1)	1	1	1
Richard Russell(1)	1	1	1
Mike Gibbons(1)	1	1	1
Anthony Everett(1)	1	1	1
Progressive Inc.(1)(2)	1	1	1

(1)	The insider was late filing a Form 3, Initial Statement of Changes in Beneficial Ownership.
(2)	The insider was late filing a Schedule 13D General Statement of Acquisition of Beneficial Ownership.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

Significant Employees

We have no employees other than our chief executive officer, president and director James Dickson and Richard Russell, chief financial officer, secretary and treasurer; both devote approximately ten hours per week to company matters. We intend to hire employees on an as needed basis.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years of our Company Ended October 31, 2014 and 2013

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)	($)	($)	($)	($)
James Dickson(1)(2) Director, President and Chief Executive Officer	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Richard Russell(1)(3) Chief Financial Officer, Secretary and Treasurer	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Kamilya Kucherova(4) Former Director, President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Pursuant to each respective employment offer arrangement, all employee executives were not receiving direct payment for their services during the prefunding stage of our company. They are devoting as much time as is required to the affairs of the business. The salary is to be accrued at the agreed rate, until our company has received funding and the salaries can be paid out of the funding for our company, as determined by our board of directors. The total salary expense related to these accruals is $21,000 for the year ended October 31, 2014.
(2)	James Dickson has served as president, chief executive officer, and director since April 25, 2014. He served as our secretary, treasurer chief financial officer from April 25, 2014 until June 20, 2014.
(3)	Richard Russell has served as chief financial officer, secretary and treasurer since June 20, 2014.
(4)	Kamilya Kucherova served as our director, president, chief executive officer, secretary, treasurer and chief financial officer from January 2, 2013 until April 25, 2014.

Summary of Employment Agreements and Material Terms

On August 11, 2014, our company entered into an employment offer arrangement with Jim Dickson, with respect to his acting in the capacity of chief executive officer of our company. The arrangement provides for a salary of $120,000 per year paid on a semi-monthly basis. Mr. Dickson is also eligible to participate in our annual bonus plan equal to an amount of 100% (bonus target level) of his base salary based upon the achievement of specified goals.

On August 11, 2014, our company entered into an employment offer arrangement with Richard Russell, with respect to his acting in the capacity of chief financial officer of our company. The arrangement provides for a base salary of a minimum $57,000 per year paid on a semi-monthly basis adjusted upwards for the amount of time spent on our company’s business. Mr. Russell is also eligible to participate in our annual bonus plan equal to an amount of 100% (bonus target level) of his base salary based upon the achievement of specified goals, plus additional bonus upon completion of capital infusions.

Pursuant to each respective employment offer arrangement, all employee executives were not receiving direct payment for their services during the prefunding stage of our company. They are devoting as much time as is required to the affairs of the business. The salary is to be accrued at the agreed rate, until our company has received funding and the salaries can be paid out of the funding for our company, as determined by our board of directors. The total salary expense related to these accruals is $21,000 for the year ended October 31, 2014.

We have no employees other than our directors and officers.

Other than as set out in this filing we have not entered into any employment or consulting agreements with any of our other current officers, directors or employees.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended October 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year Ended October 31, 2014

For the year ended October 31, 2014, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended October 31, 2014. We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since April 25, 2014 when there was a change in control of our company through the fiscal year ended October 31, 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Our company entered into a monthly agreement with the Everett Realty & Investments, Inc., a company owned by Anthony Everett, a director of our company, in which our company will pay $1,200 per month for office space and ancillary services.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

The following table sets forth information regarding beneficial ownership of our common stock as of January 28, 2015 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
James Dickson (3) 6 Cranbrooke Court Brampton, Ontario, Canada L6Z 3k3	Common Stock	3,500,000		11.80%
Richard Russell (4) 3201 W Bay Vista Ave. Tampa, FL 33611	Common Stock	Nil		0%
Michael Gibbons (5) 2508 S Dundee St. Tampa, FL 33629	Common Stock	3,000,000	(6)	10.12%
Anthony Everett (7) 201 E Kennedy Blvd., Ste. 1200 Tampa, FL 33602	Common Stock	Nil		0%

All officers and directors as a group	Common stock	6,500,000		21.92%
Progressive Inc. 118 Claremont Lane Woodbridge, Ontario, Canada L4L 8Z8	Common Stock	3,000,000	(8)	10.12%
St. Crosse Holdings 2023 Hindhead Rd. Mississauga, Ontario, Canada L5J 1N8	Common Stock	2,500,000		8.43%
Grewal Investment Trust #1 754-8623 Granville St. Vancouver, BC, Canada V6P 5A2	Common Stock	2,500,000		8.43%
Prapripan Chayawatana 295/42 Ngarmwongwan 23 Rd. Nonthaburi, Thailand 11000	Common Stock	2,500,000		8.43%
All 5%+ Security Holders	Common stock	10,500,000		35.41%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)	Based on 29,650,000 shares issued and outstanding as of January 28, 2014.
(3)	James Dickson has served as president, chief executive officer and director since April 25, 2014. He served as our secretary, treasurer chief financial officer from April 25, 2014 until June 20, 2014.
(4)	Richard Russell has served as our chief financial officer, treasurer and secretary since June 20, 2013.
(5)	Michael Gibbons has served as chairman of the board and director since May 21, 2014.
(6)	Ownership of these shares is held by Michael Gibbons through his wholly owned subsidiary Momentum Sales, Inc.
(7)	Anthony Everett served as a director since May 21, 2014.
(8)	These securities are held beneficially by Gus Prokos, a consultant of our company, through his wholly owned company Progressive Inc.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2014 and for the fiscal year ended October 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	FY 2014	FY 2013
Audit Fees (including out-of-pocket expenses)	$10,000	$6,500
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,000	$6,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

ITEM 15.	EXHIBITS

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on December 20, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on December 20, 2012)

3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 10, 2014)

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated October 8, 2014 between our company, Mycell Technologies LLC and MCT Beverage Company, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)

10.2	Emulsion Supply and formulation Services Agreement dated October 8, 2014 between our company and Oceans Omega LLC (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA BRANDS INC.
(Registrant)

Dated: January 29, 2015	/s/ Jim Dickson
Jim Dickson
Chief Executive Officer, President and Director
(Principal Executive Officer )

Dated: January 29, 2015	/s/ Richard Russell
Richard Russell
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 29, 2015	/s/ Jim Dickson
Jim Dickson
Chief Executive Officer, President and Director
(Principal Executive Officer )

Dated: January 29, 2015	/s/ Michael Gibbons
Michael Gibbons
Chairman of the Board and Director

Dated: January 29, 2015	/s/ Anthony Everett
Anthony Everett
Director