Form 10-Q
period 2015-01-31
OMEGA BRANDS INC.
filed 2015-03-23
CIK 1564863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

813-514-1839

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

29,650,000 common shares issued and outstanding as of March 18, 2015.

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

OMEGA BRANDS INC.

BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2015	2014
ASSETS
Current Assets

Cash and cash equivalents	$1,027	$40,997
Deposits and Prepaid Expenses	12,603	5,727

Total current assets	13,630	46,724

Fixed Assets, net	1,132	1,235

Total Assets	$14,762	$47,959

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$35,104	$45,937
Accounts payable-related party	44,583	44,583
Accrued payroll	50,466	8,415

Total current liabilities	130,153	98,935
Stockholders’ Equity (Deficit):
Common stock, par value $0.001; 250,000,000 shares authorized; 29,650,000 and 29,650,000 shares issued and outstanding at January 31, 2015 and October 31, 2014 respectively	29,650	29,650

Additional Paid-in Capital	200,150	200,150
Accumulated deficit	(345,191)	(280,776)

Total stockholders’ equity (deficit)	(115,391)	(50,976)

Total liabilities and stockholders’ equity (deficit)	$14,762	$47,959

See Notes to unaudited Financial Statements

OMEGA BRANDS INC.

STATEMENTS OF EXPENSES

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2015	2014

REVENUES
Services Rendered	$—	$—

OPERATING EXPENSES
General and administrative	63,988	3,987

TOTAL OPERATING EXPENSES	63,988	3,987

LOSS FROM OPERATIONS	(63,988)	(3,987)

Other income (expense)	(427)	—

NET LOSS	$(64,415)	$(3,987)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	29,650,000	62,400,000

See Notes to unaudited Financial Statements

OMEGA BRANDS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(64,415)	$(3,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	103	—

Changes in operating assets and liabilities:
Decrease in prepaid	(6,876)	—
Increase in accounts payable	(10,833)	—
Increase in Accrued expenses	42,051	—

NET CASH USED IN OPERATING ACTIVITIES	(39,970)	(3,987)

Net increase (decrease) in cash and cash equivalents	(39,970)	(3,987)
Cash, beginning of period	40,997	4,039

Cash, end of period	$1,027	$52

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for:
Interest paid	$—	$—
Income taxes paid	$—	$—

See Notes to unaudited Financial Statements

OMEGA BRANDS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

Omega Brands Inc. (the “Company”) was incorporated in the State of Nevada on August 28, 2012 under the name Translation Group Inc. The Company’s original business plan was to create an online job marketplace that connected people or companies in need of professional translation with translators around the world. Customers could post their work need to be translated at our web site and allow professional translators to submit bids for the completion of the work. The Company was not able to raise sufficient capital to fund its business development and consequently its management began considering alternative strategies, such as business combinations or acquisitions to create value for its shareholders.

The Company has new ownership which has decided to produce and distribute premium, Ready-to-Drink (“RTD”) flavored beverages. The Company’s beverages follow a proven business model: omega infused beverage for U.S. and Canadian consumption. The Company’s goal is to develop and distribute specialty beverages across North America and selected international markets.

On May 23, 2014, the Company’s board of directors and a majority of our stockholders approved a change of name of the Company from Translation Group Inc. to Omega Brands Inc., an increase of its authorized capital from 75,000,000 shares of common stock, par value $0.001 to 250,000,000 shares of common stock, par value $0.001 and a forward split of its issued and outstanding shares of common stock on a basis of 1 old share for 10 new shares. The effect of the forward split has been shown retrospectively for all references to issuances of common stock in the financial statements and these footnotes.

A Certificate of Amendment to effect the change of name and increase to authorized capital was filed with the Nevada Secretary of State and became effective on June 2, 2014.

The name change and forward split was reviewed by the Financial Industry Regulatory Authority (FINRA) and approved for filing with an effective date of June 10, 2014.

The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 10, 2014 under the symbol under the symbol “OMGB”.

The Company is an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K on January 29, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,027 of cash as of January 31, 2015 compared to $40,997 of cash as of October 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of January 31, 2015 and 2014.

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

NOTE 4 – RELATED PARTY TRANSACTION

The Company utilizes the services of two companies Momentum Sales LLC owned by a shareholder and Progressive owned by a shareholder. As of January 31, 2015, the Company owes the related parties $44,583 for services rendered. The payable is non-interest bearing and due on demand.

The Company rents office space from a company controlled by one of its directors at 5005 Interbay Blvd, Tampa, FL 22611 on a month to month basis for $1,200 a month. As of January 31, 2015, the Company owes the company in the amount of $1,200.

NOTE 5 – SUBSEQUENT EVENTS

On March 20, 2015, the Company finalized an agreement to acquire the Omega InfusionTM line of beverages, which will change the focus of our operations towards the production and distribution of omega-3 infused beverages for the U.S. and Canadian markets. As at the date of this report, the purchase and sale agreement has closed as the Company has accepted the financial statements of MCT Beverage Company LLC, a wholly owned subsidiary of Mycell Technologies LLC.

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2015 to the date these financial statements were available to be issued, and has determined that it does not have other any material subsequent events to disclose in these financial statements.

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

General Overview

We were incorporated in the State of Nevada as a for-profit company on May 5, 2011 and established a then fiscal year end of October 31. We were incorporated in the state of Nevada on August 28, 2012

We are a producer and distributor of premium, Ready-to-Drink flavored beverages. Our goal is to develop and distribute specialty beverages across North America and selected international markets.

On March 20, 2015, our company finalized an agreement to acquire the Omega InfusionTM line of beverages, which will change the focus of our operations towards the production and distribution of omega-3 infused beverages for the U.S. and Canadian markets. As at the date of this report, the purchase and sale agreement has closed as our company has accepted the financial statements of MCT Beverage Company LLC, a wholly owned subsidiary of Mycell Technologies LLC.

Our principal executive office is located at 5005 Interbay Boulevard, Tampa, Florida 33611. The telephone number at our principal executive office is (813) 514-1839. Our CUSIP number is 68206P 103.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

Our Business

We currently have no significant business operations. We successfully completed our planned acquisition pursuant to the definitive purchase and sale agreement dated October 8 2014 with Mycell Technologies LLC and MCT Beverage Company LLC). We intend to operate as a producer and distributor of premium, ready-to-drink flavored beverages with a focus on the sale of omega-3 infused beverages for the U.S. and Canadian markets. Our goal is to develop the market for the Omega InfusionTM branded beverages in North America and selected international territories. We also wish to acquire a portfolio of branded offerings through the development or acquisition of new products. The Omega Infusion™ product line will focus specifically on omega-3s utilizing our planned supplier Ocean’s Omega unique omega-3 emulsion technology. Future plans include expanding the Omega Infusion product line by adding more nutrients and other healthful ingredients.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended January 31, 2015. Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for Three Months Ended January 31, 2015 and 2014.

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month period ended January 31, 2015 which are included herein.

Our operating results for the three month periods ended January 31, 2015 and 2014 are summarized as follows:

	Three Months Ended January 31,
	2015		2014
Revenue	$	Nil	$	Nil
Operating Expenses		(63,988)		(3,987)
Other Expenses		(427)		Nil

Net Loss		$(64,415)		$(3,987)

Revenues

We have not earned any income for either the three month period ended January 31, 2015 (“fiscal 2015”) or the three month period ended January 31, 2014 (“fiscal 2014”).

Expenses

During fiscal 2015, our company reported total operating expenses of $63,988 for general and administrative expenses compared with $3,987 during fiscal 2014 as our company was attempting to implement its’ new beverage business model.

Other Income (Expense)

During fiscal 2015, we incurred foreign currency transaction loss from payables of $427.

Net loss

Our company had a net loss of $64,415 for fiscal 2015 compared to a net loss of $3,987 for fiscal 2014.

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

Estimated Expenses For the Twelve Month Period ending January 31, 2015
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

Working Capital

	As of January 31, 2015	As of October 31, 2014
Current Assets	$13,630	$46,724
Current Liabilities	130,153	98,935

Working Capital (Deficit)	116,523	(52,211)

Cash Flows

	Three Month Period Ended January 31, 2015	Three Month Period Ended January 31, 2014
Net Cash used in Operating Activities	$(39,970)	$(3,987)
Net Cash used in Investing Activities	Nil	Nil
Net Cash provided by Financing Activities	Nil	Nil

Net Increase (Decrease) in Cash	(39,970)	(3,987)

As of January 31, 2015, the unaudited balance sheet reflects that our company had total current assets of $13,630, as compared to total current assets of $46,724 at October 31, 2014, a decrease of $33,094. The decrease in current assets was primarily due to decreased operations of our company.

As of January 31, 2015, the unaudited balance sheet reflects that our company had total current liabilities of $130,153, compared to total current liabilities of $98,935 at October 31, 2014. The current liabilities as of January 31, 2015 reflect $47,778 of accrued expenses for services incurred by employees in which payment has been deferred.

Cash Flow

During fiscal year 2014, cash was primarily used to fund operations. Our company reported a net decrease in cash during fiscal year 2015.

Cash Used for Operating Activities

During fiscal year 2015, net cash used in operating activities was $39,970 compared with $3,987 used in operating activities during fiscal year 2014. The $35,983 increase in cash used in operating activities in the current period is due to an increase in net loss and an increase in accrued expenses and accounts payables.

Cash Used for Investing Activities

No cash was used for investing activities in either fiscal year 2015 or fiscal year 2014.

Cash Provided by Financing Activities

We did not generate any cash from financing activities during fiscal year 2015 or 2014.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in our company’s most recent Annual Financial Statements filed with the SEC on Form 10K on January 29, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K, have been omitted.

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $1,027 of cash as of January 31, 2015 compared to $40,997 of cash as of October 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of January 31, 2015 and 2014.

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

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

None.

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

OMEGA BRANDS INC.

Date: March 23, 2015	/s/ Jim Dickson
Jim Dickson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 23, 2015	/s/ Richard D. Russell
Richard D. Russell
Chief Financial Officer, Treasurer, Secretary
(Principal Financial Officer and Principal Accounting Officer)