Form 10-Q
period 2015-04-30
OMEGA BRANDS INC.
filed 2015-06-15
CIK 1564863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☒  YES    ☐  NO

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

29,650,000 common shares issued and outstanding as of June 15, 2015.

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

OMEGA BRANDS INC.

BALANCE SHEETS

(Unaudited)

	April 30, 2015	October 31, 2014
ASSETS
Current Assets

Cash and cash equivalents	$2,811	$40,997
Deposits and Prepaid Expenses	5,001	5,727

Total current assets	7,812	46,724

Fixed Assets, net	1,029	1,235

Total Assets	$8,841	$47,959

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$63,330	$45,937
Accounts payable- related party	43,383	44,583
Accrued payroll	63,859	8,415

Total current liabilities	170,572	98,935
Stockholders’ Equity (Deficit):
Common stock, par value $0.001; 250,000,000 shares authorized; 29,650,000 and 29,650,000 shares issued and outstanding at April 30, 2015 and October 31, 2014 respectively	29,650	29,650

Additional Paid-in Capital	200,150	200,150
Accumulated deficit	(391,531)	(280,776)

Total stockholders’ equity (deficit)	(161,731)	(50,976)

Total liabilities and stockholders’ equity (deficit)	$8,841	$47,959

See Notes to unaudited Financial Statements

OMEGA BRANDS INC.

STATEMENTS OF EXPENSES

(Unaudited)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Six Months Ended April 30, 2015	Six Months Ended April 30, 2014

REVENUES

Services Rendered	$—	$—	$—	$—

OPERATING EXPENSES

General and administrative	45,451	3,797	109,438	7,784

TOTAL OPERATING EXPENSES	45,451	3,797	109,438	7,784

INCOME (LOSS) FROM OPERATIONS	(45,451)	(3,797)	(109,438)	(7,784)

Other expense	889	—	1,317	—

NET LOSS	$(46,340)	$(3,797)	$(110,755)	$(7,784)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	29,650,000	62,400,000	29,650,000	62,400,000

See Notes to unaudited Financial Statements

OMEGA BRANDS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30, 2015	Six Months Ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(110,755)	$(7,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	206	—

Changes in operating assets and liabilities:
Decrease in prepaid/deposits	726	—
Increase in accounts payable	17,393	—
Decrease in accounts payable- related party	(1,200)	—
Increase in Accrued expenses	55,444	1,800

NET CASH USED IN OPERATING ACTIVITIES	(38,186)	(5,984)
Loan from director	—	2,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	2,000

Net increase (decrease) in cash and cash equivalents	(38,186)	(3,984)
Cash, beginning of period	40,997	4,039

Cash, end of period	$2,811	$55

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for:
Interest paid	$—	$—
Income taxes paid	$—	$—

See Notes to unaudited Financial Statements

OMEGA BRANDS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2015

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

On March 20, 2015, our company finalized an agreement to acquire the Omega Infusion™ line of beverages, which will change the focus of our operations towards the production and distribution of omega-3 infused beverages for the U.S. and Canadian markets. As at the date of this report, the purchase and sale agreement has closed as our company has accepted the financial statements of MCT Beverage Company LLC, a wholly owned subsidiary of Mycell Technologies LLC.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,811 of cash as of April 30, 2015 compared to $40,997 of cash as of October 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of April 30, 2015 and 2014.

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

NOTE 4 – RELATED PARTY TRANSACTION

The Company utilized the services of two companies Momentum Sales LLC owned by a shareholder and Progressive owned by a shareholder. The Company owes these companies $43,383

The Company rents office space from a company controlled by one of its former directors at 5005 Interbay Blvd, Tampa, FL 22611 on a month to month basis for $1,200 a month. As of April 30, 2015, the Company owes the company in the amount of $4,800.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2015 to the date these financial statements were available to be issued, and has determined that it does not have other any material subsequent events to disclose in these financial statements.

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

On March 20, 2015, our company finalized an agreement to acquire the Omega Infusion™ line of beverages, which will change the focus of our operations towards the production and distribution of omega-3 infused beverages for the U.S. and Canadian markets. As at the date of this report, the purchase and sale agreement has closed as our company has accepted the financial statements of MCT Beverage Company LLC, a wholly owned subsidiary of Mycell Technologies LLC.

Our principal executive office is located at 5005 Interbay Boulevard, Tampa, Florida 33611. The telephone number at our principal executive office is (813) 514-1839. Our CUSIP number is 68206P 103.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

Our Business

We currently have no significant business operations. We successfully completed our planned acquisition pursuant to the definitive purchase and sale agreement dated October 8 2014 with Mycell Technologies LLC and MCT Beverage Company LLC). We intend to operate as a producer and distributor of premium, ready-to-drink flavored beverages with a focus on the sale of omega-3 infused beverages for the U.S. and Canadian markets. Our goal is to develop the market for the Omega Infusion™ branded beverages in North America and selected international territories. We also wish to acquire a portfolio of branded offerings through the development or acquisition of new products. The Omega Infusion™ product line will focus specifically on omega-3s utilizing our planned supplier Ocean’s Omega unique omega-3 emulsion technology. Future plans include expanding the Omega Infusion product line by adding more nutrients and other healthful ingredients.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended April 30, 2015. Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for Three and Six Months Ended April 30, 2015 and 2014.

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended April 30, 2015 which are included herein.

Our operating results for the three month periods ended April 30, 2015 and 2014 are summarized as follows:

	Three Months Ended April 30,				Six Months Ended April 30,
	2015		2014		2015		2014
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		45,451		(3,797)		109,438		(7,784)
Other Expense		889		—		1,317		Nil

Net Loss		$46,340		$(3,797)		$(110,755)		$(7,784)

Revenues

We have not earned any income for either the three month period April 30, 2015 (2nd Quarter 2015) or six month period ended April 30, 2015 (“fiscal 2015”) or the three month period ended April 30, 2014 (2nd Quarter 2014) or six month period ended April 30, 2014 (“fiscal 2014”).

Expenses

During 2nd Quarter 2015 total operating expenses were $45,451 due to the normal expenses of operating a public shell company with the intention of implementing its’ new beverage business model as compared to $3,797 in 2nd Quarter 2014. During fiscal 2015, our company reported total operating expenses of $109,438 for general and administrative expenses compared with $7,784 during fiscal 2014 as our company was attempting to implement its’ new beverage business model.

Other Income (Expense)

During 2nd Quarter 2015, the company also incurred foreign currency transaction loss from payables of $889. During fiscal 2015, the company incurred foreign currency transaction loss from payables of $1,317.

Net loss

Our company had net income of $46,340 for 2nd Quarter 2015 compared to a net loss of $3,797 for 2nd Quarter 2014.

Our company had a net loss of $110,755 for fiscal 2015 compared to a net loss of $7,784 for fiscal 2014.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months once we have all management in place to be as follows:

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

Working Capital

	As of April 30, 2015	As of October 31, 2014
Current Assets	$7,812	$46,724
Current Liabilities	170,572	98,935

Working Capital (Deficit)	(162,760)	(52,211)

Cash Flows

	Six Month Period Ended April 30, 2015	Six Month Period Ended April 30, 2014
Net Cash used in Operating Activities	$(38,186)	$(5,984)
Net Cash used in Investing Activities	Nil	2,000
Net Cash provided by Financing Activities	Nil	Nil

Net Increase (Decrease) in Cash	(38,186)	(3,984)

As of April 30, 2015, the unaudited balance sheet reflects that our company had total current assets of $7,812, as compared to total current assets of $46,724 at October 31, 2014, a decrease of $38,912. The decrease in current assets was primarily due to decreased operations of our company.

As of April 30, 2015, the unaudited balance sheet reflects that our company had total current liabilities of $170,572, compared to total current liabilities of $98,935 at October 31, 2014. The current liabilities as of April 30, 2015 reflect $63,859 of accrued expenses for services incurred by employees in which payment has been deferred.

Cash Flow

During fiscal year 2014, cash was primarily used to fund operations. Our company reported a net decrease in cash during fiscal year 2015.

Cash Used for Operating Activities

During fiscal year 2015, net cash used in operating activities was $38,186 compared with $3,984 used in operating activities during fiscal year 2014. The $34,202 increase in cash used in operating activities in the current period is due to an increase in net loss and an increase in accrued expenses and accounts payables.

Cash Used for Investing Activities

No cash was used for investing activities in either fiscal year 2015 or fiscal year 2014.

Cash Provided by Financing Activities

We generated $2,000 (shareholder loan) from financing activities during fiscal year 2014.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $2,811 of cash as of April 30, 2015 compared to $40,997 of cash as of October 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of April 30, 2015 and 2014.

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

OMEGA BRANDS INC.

Date: June 15, 2015	/s/ Richard D. Russell
Richard D. Russell
Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary
(Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer)