Form 10-Q
period 2015-07-31
OMEGA BRANDS INC.
filed 2015-09-10
CIK 1564863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-55216
OMEGA BRANDS INC.
(Exact name of registrant as specified in its charter)
Nevada				33-1225672
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
3225 S. MacDill Avenue Suite 129-311 , Tampa, FL				33629
(Address of principal executive offices)				(Zip Code)
813-514-1839
(Registrant’s telephone number, including area code)
5005 Interbay Blvd, Tampa, FL 33611
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

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[X ]	YES	[ ]	NO

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
29,650,000 common shares issued and outstanding as of September 9, 2015.

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

OMEGA BRANDS INC. BALANCE SHEETS (Unaudited)
	July 31, 2015	October 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$3,907	$40,997
Deposits and Prepaid Expenses	3,126	5,727
Total current assets	7,033	46,724

Fixed Assets, net	926	1,235
Total Assets	$7,959	$47,959

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$52,939	$45,937
Accounts payable- related party	43,383	44,583
Accrued payroll	69,279	8,415
Convertible note and accrued interest, net of discount	3,141	-
Total current liabilities	168,742	98,935

Stockholders' Equity (Deficit):

Common stock, par value $0.001; 250,000,000 shares authorized; 29,650,000 and 29,650,000 shares issued and outstanding at July 31, 2015 and October 31, 2014 respectively	29,650	29,650
Additional Paid-in Capital	225,150	200,150

Accumulated deficit	(415,583)	(280,776)
Total stockholders' equity (deficit)	(160,783)	(50,976)

Total liabilities and stockholders' equity (deficit)	$7,959	$47,959

See Notes to unaudited Financial Statements.

OMEGA BRANDS INC. STATEMENTS OF EXPENSES (Unaudited)
	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014	Nine Months Ended July 31, 2015	Nine Months Ended July 31, 2014

REVENUES
Services Rendered	$-	$-	$-	$-

OPERATING EXEPENSES
General and administrative	21,448	94,598	130,886	102,382

TOTAL OPERATING EXPENSES	21,448	94,598	130,886	102,382

INCOME (LOSS) FROM OPERATIONS	(21,448)	(94,598)	(130,886)	(102,382)

Interest expense	(3,567)	-	(3,567)	-
Debt forgiveness		8,770		8,770
Other income (expense)	963	-	(354)	-
NET LOSS	$(24,052)	$(85,828)	$(134,807)	$(93,612)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	29,650,000	29,427,174	29,650,000	50,683,883

See Notes to unaudited Financial Statements.

OMEGA BRANDS INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended July 31, 2015	Nine Months Ended July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,807)	$(93,612)
Adjustments to reconcile net loss to net cash used in
operating activities:
Debt forgiveness		(8,770)
Depreciation expense	309	-
Amortization of debt discount	3,141
Changes in operating assets and liabilities:
Decrease (increase) in prepaid/deposits	2,601	(5,726)
Increase in accounts payable	7,002	20,074
Increase (decrease) in accounts payable- related party	(1,200)	28,000
Increase in accrued expenses	60,864	30,977
NET CASH USED IN OPERATING ACTIVITIES	(62,090)	(29,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets purchased	-	(1,235)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		200,000
Proceeds from issuance of convertible note	25,000
Loan from director	-	2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	202,000
Net increase (decrease) in cash and cash equivalents	(37,090)	171,708
Cash, beginning of period	40,997	4,039
Cash, end of period	$3,907	$175,747

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during year for :
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activities
Cancellation of 33,000,000 common shares	$-	$33,000
Convertible note issued at discount	$25,000	$-

See Notes to unaudited Financial Statements.

OMEGA BRANDS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,907 of cash as of July 31, 2015 compared to $40,997 of cash as of October 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of July 31, 2014, however, as of July 31, 2015, the Company has outstanding convertible note that may be converted, in whole or in part, into common shares of the Company at the conversion price of $0.01 per share (See Note 4).

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

NOTE 4 – CONVERTIBLE DEBT

The Company borrowed $25,000 to help fund our operations. The Note is due and payable on May 15, 2016. The Principal Amount of this Note shall incur interest beginning on the Maturity Date at the rate of two percent (2%), per annum, calculated daily, in arrears, based on a 365 day year, which shall be payable in cash upon demand. At the option of the Holder, at any time after the issuance date of the Note until the Note is no longer outstanding, the Principal Amount, together with all accrued and unpaid interest, in whole or in part, may be convertible into common shares of the Company at the conversion price of $0.01 per share. The note was determined to have a Beneficial Conversion Feature of $25,000, which will be amortized over the life of the note.

NOTE 5 – RELATED PARTY TRANSACTION

The Company utilized the services of two companies, Momentum Sales LLC owned by a shareholder and Progressive owned by a shareholder. The Company owes these companies $43,383.The Company rented office space from a company controlled by one of its former directors at 5005 Interbay Blvd, Tampa, FL 22611 on a month to month basis for $1,200 a month. As of July 31, 2015, the Company owes the company in the amount of $4,800.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2015 to the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal executive office is located at 3225 S. MacDill Avenue, Suite 129-311, Tampa, Florida 33629. The telephone number at our principal executive office is (813) 514-1839. Our CUSIP number is 68206P 103.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended July 31, 2015. Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for Three and Nine Months Ended July 31, 2015 and 2014.

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended July 31, 2015 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2015 and 2014 are summarized as follows:

		Three Months Ended July 31,			Nine Months Ended July 31,
		2015		2014		2015		2014
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		21,448		94,598		130,886		102,382
Debt Forgiveness		-		(8,770)		-		(8,770)
Interest Expense		3,567		-		3,567		-
Other Expense (Gain)		(963)		-		354		-
Net Loss		$24,052		$85,828		$134,807		$93,612

Revenues

We have not earned any income for either the three month period July 31, 2015 (3rd Quarter 2015) or nine month period ended July 31, 2015 (“fiscal 2015”) or the three month period ended July 31, 2014 (2nd Quarter 2014) or nine month period ended July 31, 2014 (“fiscal 2014”).

Expenses

During 3rd Quarter 2015 total operating expenses were $21,448 due to the normal expenses of operating a public shell company with the intention of implementing our new beverage business model as compared to $94,598 in 3rd Quarter 2014.  During fiscal 2015, our company reported total operating expenses of $130,886  for general and administrative expenses compared with $102,382 during fiscal 2014 as our company was attempting to implement our new beverage business model.

Other Income (Expense)

During 2nd Quarter 2015, our company also incurred foreign currency transaction gain from payables of $963. Our company also incurred $3,567 of interest expense mainly related to the issuance of a $25,000 convertible note. During fiscal 2015, our company incurred foreign currency transaction loss from payables of $354 and interest expense of $3,567.

Debt Forgiveness

During the three month period ended July 31, 2014, the former majority shareholder forgave the total loan payable of $8,770. On the date the loan was forgiven the loan was no longer considered related party under ASC 850, as such $8,770 is recorded as gain on forgiveness of debt.

Net loss

Our company had net loss of $24,052 for 3rd Quarter 2015 compared to a net loss of $85,828 for 3rd Quarter 2014.

Our company had a net loss of $134,807 for fiscal year 2015 compared to a net loss of $93,612 for fiscal year 2014.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months once we have all management in place to be as follows:

Estimated Expenses For the Twelve Month Period ending July 31, 2016
Management compensation and benefits	$ 516,000
Professional fees	89,000
General, administrative and marketing	541,000

Total	$ 1,146,000

We intend to meet our cash requirements for the next 12 months through a combination of equity financing by way of private placements. We currently do not have any arrangements in place to complete any additional private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Liquidity and Capital Resources

Management currently believes that our company may not have sufficient working capital needed to meet our current fiscal obligations. In order to continue to meet its fiscal obligations beyond the next twelve months, management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.

The primary source for capital for our company is the equity and debt markets. Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in our company through private placement offerings of common shares or units consisting of common shares and warrants. The terms and pricing of any such financing would be determined in the context of the markets. Our company has not entered into an agency agreement or arrangement with any financial institution to raise capital at this time.

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

Working Capital

	As of July 31, 2015	As of October 31, 2014
Current Assets	$7,033	$46,724
Current Liabilities	168,742	98,935
Working Capital (Deficit)	(161,709)	(52,211)

Cash Flows

	Nine Month Period Ended July 31, 2015	Nine Month Period Ended July 31, 2014
Net Cash used in Operating Activities	$(62,090)	$(29,057)
Net Cash used in Investing Activities	-	(1,235)
Net Cash provided by Financing Activities	25,000	202,000
Net Increase (Decrease) in Cash	(37,090)	171,708

As of July 31, 2015, the unaudited balance sheet reflects that our company had total current assets of $7,033, as compared to total current assets of $46,724 at October 31, 2014, a decrease of $39,691. The decrease in current assets was primarily due to decreased operations of our company.

As of July 31, 2015, the unaudited balance sheet reflects that our company had total current liabilities of $168,742, compared to total current liabilities of $98,935 at October 31, 2014. The current liabilities as of July 31, 2015 reflect $69,279 of accrued expenses for services incurred by employees in which payment has been deferred.

Cash Flow

During fiscal year 2015, cash was primarily used to fund operations. Our company reported a net decrease in cash during fiscal year 2015.

Cash Used for Operating Activities

During fiscal year 2015, net cash used in operating activities was $62,090 compared with $29,057 used in operating activities during fiscal year 2014. The $33,033 increase in cash used in operating activities in the current period is due to an increase in net loss and an increase in accrued expenses.

Cash Used for Investing Activities

No cash was used for investing activities in fiscal year 2015. $1,235 was used to purchase fixed assets in fiscal year 2014.

Cash Provided by Financing Activities

Our company issued a convertible note for $25,000 to help fund our operations. The Note is due and payable on May 15, 2016. The Principal Amount of this Note shall incur interest beginning on the Maturity Date at the rate of two percent (2%), per annum, calculated daily, in arrears, based on a 365 day year, which shall be payable in cash upon demand. At the option of the Holder, at any time after the issuance date of the Note until the Note is no longer outstanding, the Principal Amount, together with all accrued and unpaid interest, in whole or in part, may be convertible into common shares of the company at the conversion price of $0.01 per share.

We generated $202,000 from financing activities during fiscal year 2014.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $3,907 of cash as of July 31, 2015 compared to $40,997 of cash as of October 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no dilutive or potentially dilutive instruments outstanding as of July 31, 2015 and 2014.

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

10.2	Emulsion Supply and formulation Services Agreement dated October 8, 2014 between our company and Oceans Omega LLC (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
10.3*	Convertible Promissory Note dated June 12, 2015
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA BRANDS INC.

Date: September 10, 2015	/s/ Richard D. Russell
Richard D. Russell
Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary
(Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer)